Form 10-Q
period 2021-06-30
FAST Acquisition Corp. II
filed 2021-08-12
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 22,233,687 shares of Class A common stock, par value $0.0001 per share, and 5,558,422 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAST ACQUISITION CORP. II

Form 10-Q

For the Quarter ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

Assets:
Current assets:
Cash	$788,081
Prepaid expenses	566,183
Total current assets	1,354,264
Investments held in Trust Account	222,336,059
Total Assets	$223,690,323

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$136,412
Accrued expenses	120,555
Franchise tax payable	98,680
Total current liabilities	355,647
Derivative warrant liabilities	12,320,310
Deferred underwriting commissions in connection with the initial public offering	7,781,790
Total Liabilities	20,457,747

Commitments and Contingencies

Class A common stock; 19,823,257 shares subject to possible redemption at $10.00 per share as of June 30, 2021	198,232,570

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,410,430 shares issued and outstanding (excluding 19,823,257 shares subject to possible redemption) as of June 30, 2021	241
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding as of June 30, 2021	556
Additional paid-in capital	4,641,808
Retained earnings	357,401
Total stockholders’ equity	5,000,006
Total Liabilities and Stockholders’ Equity	$223,690,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative costs	$281,517	$308,325
Administrative expenses - related party	45,000	60,000
Franchise tax expense	49,863	99,130
Loss from operations	(376,380)	(467,455)
Other income (expense):
Change in fair value of derivative warrant liabilities	$1,028,600	1,281,310
Offering cost - derivative warrant liabilities	-	(455,643)
Net income (loss) from investments held in Trust Account	6,383	(811)
Earnings before income tax	658,603	357,401
Income tax expense	-	-
Net income	$658,603	$357,401

Weighted average shares outstanding of Class A common stock, basic and diluted	22,233,687	22,063,501
Basic and diluted net income (loss) per share, Class A	$0.00	$(0.00)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,558,422	5,307,767
Basic and diluted net income per share, Class B	$0.12	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - January 1, 2021	-	$-	-	$-	-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, less fair value of derivative liabilities for public warrants	22,233,687	2,223	-	-	214,664,027	-	214,666,250
Offering costs	-	-	-	-	(12,331,813)	-	(12,331,813)
Excess cash received over the fair value of the private warrants	-	-	-	-	515,738	-	515,738
Forfeiture of Class B common stock	-	-	(191,578)	(19)	19	-	-
Common stock subject to possible redemption	(19,757,397)	(1,975)	-	-	(197,571,995)	-	(197,573,970)
Net loss	-	-	-	-	-	(301,202)	(301,202)
Balance - March 31, 2021 (Unaudited)	2,476,290	248	5,558,422	556	5,300,401	(301,202)	5,000,003
Common stock subject to possible redemption	(65,860)	(7)	-	-	(658,593)	-	(658,600)
Net loss	-	-	-	-	-	658,603	658,603
Balance - June 30, 2021 (Unaudited)	2,410,430	$241	5,558,422	$556	$4,641,808	$357,401	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$357,401
Adjustments to reconcile net income to net cash used in operating activities:
Net loss from investments held in Trust Account	811
Change in fair value of derivative warrant liabilities	(1,281,310)
Offering cost - derivative warrant liabilities	455,643
Changes in operating assets and liabilities:
Prepaid expenses	(566,183)
Accounts payable	136,412
Accrued expenses	20,555
Franchise tax payable	98,680
Net cash used in operating activities	(777,991)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(222,336,870)
Net cash used in investing activities	(222,336,870)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	100,000
Repayment of note payable to related party	(100,000)
Proceeds received from initial public offering, gross	222,336,870
Proceeds received from private placement	6,446,738
Offering costs paid	(4,880,666)
Net cash provided by financing activities	223,902,942

Net increase in cash	788,081

Cash - beginning of the period	-
Cash - end of the period	$788,081

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in accrued expenses	$100,000
Deferred underwriting commissions in connection with the initial public offering	$7,781,790
Initial value of Class A common stock subject to possible redemption	$197,370,420
Change in value of Class A common stock subject to possible redemption	$862,150

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $788,000 in its operating bank account and working capital of approximately $1.0 million (not taking into account tax obligations of approximately $99,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Promissory Note (the “Note”). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 24, 2021 and March 16, 2021, respectively.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Net income (loss) from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, except for the derivative warrant liabilities (See Note 8).

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021, 19,823,257 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets with a full valuation allowance against them.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income (loss) on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income (loss) attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the Business Combination.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Class A common stock
Numerator: Income allocable to Class A common stock
Income (loss) from investments held in Trust Account	$6,383	$(811)
Less: Company’s portion available to be withdrawn to pay taxes	6,383	-
Net income attributable	$-	$(811)
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	22,233,687	22,063,501
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.00)

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$658,603	$357,401
Net loss allocable to Class A common stock	-	811
Net income (loss) attributable	$658,603	$358,212
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	5,558,422	5,307,767
Basic and diluted net income per share, Class B common stock	$0.12	$0.07

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4—Related Party Transactions

Founder Shares

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. As of June 30, 2021, there were 5,558,422 shares of Class B common stock outstanding.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On January 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $100,000 under the Note and repaid the Note in full upon closing of the Initial Public Offering. As of June 30, 2021, the loan was no longer available.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred approximately $45,000 and $60,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statement of operations for the three and six months ended June 30, 2021 within general and administrative expense – related party, respectively. As of June 30, 2021, no balance in accounts payable with related party was outstanding in the accompanying unaudited condensed balance sheet.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,410,430 shares of Class A common stock issued and outstanding, excluding 19,823,257 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. At June 30, 2021, 5,558,422 shares of Class B common stock were issued and outstanding, none subject to forfeiture.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Warrants

As of June 30, 2021, there were 5,558,422 Public Warrants and 4,297,825 Private Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$222,336,059	$-	$-	$222,336,059
Liabilities:
Derivative warrant liabilities - Public warrants	6,948,030	-	-	6,948,030
Derivative warrant liabilities - Private warrants	-	-	5,372,280	5,372,280
Total fair value	$6,948,030	$-	$5,372,280	$12,320,310

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers during the period, except for the Derivative warrant liabilities – Public warrants which were transferred from Level 3 to Level 1 as they became separately listed and traded in May.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants and Private Placement Warrants has been estimated using a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs

For the three and six months ended June 30, 2021, the Company recognized a change in fair value of derivative warrant liabilities of approximately $1,029,000 and $1,281,000, respectively presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. If factors or assumptions change, the estimated fair values could be materially different. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30, 2021
Exercise price	11.50
Stock Price	9.79
Option term (in years)	5.75
Volatility	21%
Risk-free interest rate	1.00%

The change in the fair value of the derivative warrant liabilities, classified as Level 3, for three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	13,601,620
Change in fair value of derivative warrant liabilibites	(252,710)
Derivative warrant liabilities at March 31, 2021	13,348,910
Transfer of Public Warrants to Level 1 measurement	(7,503,870)
Change in fair value of derivative warrant liabilibites	(472,760)
Derivative warrant liabilities at June 30, 2021	$5,372,280

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million (see Note 4). We consummated a second closing of the Private Placement simultaneously with the closing of the Over-Allotment on March 26, 2021 for an additional 297,825 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating proceeds of approximately $0.4 million.

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

Liquidity and Capital Resources

At June 30, 2021, we had cash of approximately $788,000 and working capital of approximately $1.1 million (not taking into account tax obligations that may be paid using investment income classified in the Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 4). We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net income of approximately $659,000, which consisted of approximately $6,400 net income on investments held in the Trust Account, approximately $1,029,000 gain from change in fair value of warrant liabilities, which was partially offset by approximately $282,000 in general and administrative expenses, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $50,000 of franchise tax expense.

For the six months ended June 30, 2021, we had net income of approximately $357,000, which consisted of an approximate $1,281,000 gain from change in fair value of warrant liabilities, which was partially offset by approximately $308,000 in general and administrative expenses, approximately $60,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $99,000 of franchise tax expense, approximately $456,000 of financing cost – derivative warrant liability and an approximate $800 net loss on investments held in the Trust Account.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Investments Held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Net income (loss) from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021, 19,823,257 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).

We account for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Common Stock

Our unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise of the warrants are contingent upon the Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not deemed to be effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Evaluation of Disclosure Controls and Procedures” included in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2021 as filed with the SEC on June 14, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken in response to the material weakness in our internal control over financial reporting described in “Evaluation of Disclosure Controls and Procedures” included in our Quarterly Report on Form 10-Q as filed with the SEC on June 14, 2021, which included expanding and improving our review process for complex securities and related accounting standards. As of June 30, 2021, the Company was still evaluating the effectiveness of the aforementioned remediation steps that have been implemented.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	FAST ACQUISITION CORP. II

	By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer