Form 10-Q
period 2021-09-30
FAST Acquisition Corp. II
filed 2021-11-12
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	FZT	The New York Stock Exchange
Warrants to purchase one share of Class A common stock	FZT WS	The New York Stock Exchange
Units, each consisting of one share of Class A common stock and one-quarter of one redeemable warrant	FZT.U	The New York Stock Exchange

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

As of November 10, 2021, 22,233,687 shares of Class A common stock, par value $0.0001 per share, and 5,558,422 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAST ACQUISITION CORP. II

Form 10-Q

For the Quarter ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$716,072
Prepaid expenses	459,614
Total current assets	1,175,686
Investments held in Trust Account	222,362,396
Total Assets	$223,538,082

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$191,767
Accrued expenses	138,385
Franchise tax payable	149,091
Total current liabilities	479,243
Derivative warrant liabilities	9,012,160
Deferred underwriting commissions in connection with the initial public offering	7,781,791
Total Liabilities	17,273,194

Commitments and Contingencies

Class A common stock; 22,233,687 shares subject to possible redemption at $10.00 per share as of September 30, 2021	222,336,870

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares were issued or outstanding as of September 30, 2021	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding as of September 30, 2021	556
Additional paid-in capital	-
Accumulated deficit	(16,072,538)
Total stockholders’ deficit	(16,071,982)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$223,538,082

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

General and administrative costs	$206,764	$515,089
Administrative expenses - related party	45,000	105,000
Franchise tax expense	50,411	149,541
Loss from operations	(302,175)	(769,630)
Other income (expense):
Change in fair value of derivative warrant liabilities	3,308,150	4,589,460
Offering cost - derivative warrant liabilities	-	(455,643)
Net income from investments held in Trust Account	26,337	25,526
Net income	$3,032,312	$3,389,713

Weighted average shares outstanding of Class A common stock, basic and diluted	22,233,687	16,337,704
Basic net income per share, Class A common stock	$0.11	$0.16
Diluted net income per share, Class A common stock	$0.11	$0.15
Weighted average shares outstanding of Class B common stock, basic	5,558,422	5,393,813
Weighted average shares outstanding of Class B common stock, diluted	5,558,422	5,558,422
Basic net income per share, Class B common stock	$0.11	$0.16
Diluted net income per share, Class B common stock	$0.11	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional	Retained Earnings	Total Stockholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance - January 1, 2021	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess cash received over the fair value of the private warrants	-	-	-	-	515,738	-	515,738
Forfeiture of Class B common stock	-	-	(191,578)	(19)	19	-	-
Accretion of Class A common stock subject to possible redemption amount					(540,182)	(19,462,251)	(20,002,433)
Net loss	-	-	-	-	-	(301,202)	(301,202)
Balance - March 31, 2021 (Unaudited)	-	-	5,558,422	556	-	(19,763,453)	(19,762,897)
Net income	-	-	-	-	-	658,603	658,603
Balance - June 30, 2021 (Unaudited)	-	-	5,558,422	556	-	(19,104,850)	(19,104,294)
Net income	-	-	-	-	-	3,032,312	3,032,312
Balance - September 30, 2021 (Unaudited)	-	$-	5,558,422	$556	$-	$(16,072,538)	$(16,071,982)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$3,389,713
Adjustments to reconcile net income to net cash used in operating activities:
Net income from investments held in Trust Account	(25,526)
Change in fair value of derivative warrant liabilities	(4,589,460)
Offering cost - derivative warrant liabilities	455,643
Changes in operating assets and liabilities:
Prepaid expenses	(459,614)
Accounts payable	191,767
Accrued expenses	38,385
Franchise tax payable	149,091
Net cash used in operating activities	(850,001)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(222,336,870)
Net cash used in investing activities	(222,336,870)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	100,000
Repayment of note payable to related party	(100,000)
Proceeds received from initial public offering, gross	222,336,871
Proceeds received from private placement	6,446,738
Offering costs paid	(4,880,666)
Net cash provided by financing activities	223,902,943

Net increase in cash	716,072

Cash - beginning of the period	-
Cash - end of the period	$716,072

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in accrued expenses	$100,000
Deferred underwriting commissions in connection with the initial public offering	$7,781,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Liquidity

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is FAST Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of $7.0 million in deferred underwriting commissions (see Note 5). The Company granted the underwriter in the Initial Public Offering (the “underwriter”) a 45-day option to purchase up to 3,000,000 additional units at the Initial Public Offering price to cover over-allotments, if any. The underwriter exercised the over-allotment option in part and, on March 26, 2021, the Company consummated the sale of additional 2,233,687 units at the Initial Public Offering price at $10.00 per Unit, generating additional gross proceeds of approximately $22.3 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.2 million, inclusive of approximately $0.8 million in deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $222.3 million ($10.00 per Unit) of the net proceeds were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (at $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or don’t vote at all. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $716,000 in its operating bank account and working capital of approximately $846,000 (not taking into account tax obligations of approximately $149,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Promissory Note (the “Note”). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company’s Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 24, 2021, and March 16, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in capital and an increase of approximately $18.0 million to accumulated deficit, as well as a reclassification of 2,299,721 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued audited balance sheet as of March 18, 2021 included as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on March 24, 2021, and the subsequent Quarterly Reports on Form 10-Q will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $24.8 million and $24.1 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet, except for the derivative warrant liabilities (See Note 8).

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021, 22,233,687 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,856,247 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B shares of common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic	$2,425,850	$606,462	$2,548,378	$841,335
Allocation of net income - diluted	$2,425,850	$606,462	$2,529,220	$860,493

Denominator:
Basic weighted average common shares outstanding	22,233,687	5,558,422	16,337,704	5,393,813
Diluted weighted average common shares outstanding	22,233,687	5,558,422	16,337,704	5,558,422

Basic net income per common share	$0.11	$0.11	$0.16	$0.16
Diluted net income per common share	$0.11	$0.11	$0.15	$0.15

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3 - Initial Public Offering

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

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. The underwriter exercised the over-allotment option in part, and on March 26, 2021, purchased additional 2,233,687 units at the Initial Public Offering price at $10.00 per Unit, generating additional gross proceeds of approximately $22.3 million, and incurring additional offering costs of approximately $1.2 million, inclusive of approximately $0.8 million in deferred underwriting commissions.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions

Founder Shares

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. As of September 30, 2021, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

Related Party Loans

On January 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $100,000 under the Note and repaid the Note in full upon closing of the Initial Public Offering. As of September 30, 2021, the loan was no longer available.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred approximately $45,000 and $105,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statement of operations for the three and nine months ended September 30, 2021, within general and administrative expense - related party, respectively. As of September 30, 2021, no balance in accounts payable with related party was outstanding in the accompanying unaudited condensed balance sheet.

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

Note 5 - Commitments & Contingencies

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. $0.35 per unit, or $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on March 26, 2021, the underwriter was entitled to an additional fee of approximately $447,000 paid upon closing, and an approximately $782,000 in deferred underwriting commissions.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, which were all subject to redemption and are classified outside of permanent equity in the condensed balance sheet.

Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$222,336,870
Less:
Fair value of Public Warrants at issuance	(7,670,620)
Offering costs allocated to Class A common stock subject to possible redemption	(12,331,812)
Plus:
Accretion of carrying value to redemption value	20,002,432
Class A common stock subject to possible redemption	$222,336,870

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets. See Note 6.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. At September 30, 2021, 5,558,422 shares of Class B common stock were issued and outstanding, none subject to forfeiture.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of shares of Class A common stock and holders of shares of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Warrants

As of September 30, 2021, there were 5,558,422 Public Warrants and 4,297,825 Private Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The “fair market value” per share of Class A common stock for the above purpose shall mean the volume-weighted average price per share of Class A common stock during the ten trading days ending on the third trading day immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” per share of Class A common stock;
●	if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$222,362,396	$-	$-	$222,362,396
Liabilities:
Derivative warrant liabilities - Public warrants	5,058,160	-	-	5,058,160
Derivative warrant liabilities - Private warrants	-	-	3,954,000	3,954,000
Total fair value	$5,058,160	$-	$3,954,000	$9,012,160

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers during the period, except for the Derivative warrant liabilities - Public warrants which were transferred from Level 3 to Level 1 as they became separately listed and traded in May 2021.

Level 1 assets include investments in U.S. Treasury Securities and include approximately $2,700 of cash. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants and Private Placement Warrants has been estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs.

For the three and nine months ended September 30, 2021, the Company recognized a change in fair value of derivative warrant liabilities of approximately $3.3 million and $4.6 million, respectively presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30, 2021
Exercise price	11.50
Stock Price	9.70
Option term (in years)	5.50
Volatility	17%
Risk-free interest rate	1.07%

The change in the fair value of the derivative warrant liabilities, classified as Level 3, for three and nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	13,601,620
Change in fair value of derivative warrant liabilities	(252,710)
Derivative warrant liabilities at March 31, 2021	13,348,910
Transfer of Public Warrants to Level 1 measurement	(7,503,870)
Change in fair value of derivative warrant liabilities	(472,760)
Derivative warrant liabilities at June 30, 2021	5,372,280
Change in fair value of derivative warrant liabilities	(1,418,280)
Derivative warrant liabilities at September 30, 2021	$3,954,000

Note 10 - Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Fast Acquisition Corp. II,” “our,” “us” or “we” refer to Fast Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is FAST Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, we consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of $7.0 million in deferred underwriting commissions (see Note 5). We granted the underwriter a 45-day option to purchase up to 3,000,000 additional Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter exercised the over-allotment option in part and, on March 26, 2021, we consummated the sale of 2,233,687 Private Placement Units at the Initial Public Offering price at $10.00 per Unit, generating additional gross proceeds of approximately $22.3 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.2 million, inclusive of approximately $0.8 million in deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $222.3 million ($10.00 per Unit) of the net proceeds were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Capital Resources

At September 30, 2021, we had cash of approximately $716,000 and working capital of approximately $846,000 (not taking into account approximately $149,000 of tax obligations that may be paid using investment income classified in the Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 4). We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of approximately $3.0 million, which consisted of approximately $26,000 net income on investments held in the Trust Account, approximately $3.3 million gain from change in fair value of warrant liabilities, which was partially offset by approximately $207,000 in general and administrative expenses, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $50,000 of franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $3.4 million, which consisted of an approximate $4.6 million gain from change in fair value of warrant liabilities, approximately $26,000 net income on investments held in the Trust Account, which was partially offset by approximately $515,000 in general and administrative expenses, approximately $105,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $150,000 of franchise tax expense, approximately $456,000 of offering cost - derivative warrant liability.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. $0.35 per unit, or $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021, 22,233,687 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,856,247 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. We have considered the effect of Class B shares of common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Dated: November 10, 2021	FAST ACQUISITION CORP. II

	By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer