Form 10-Q/A
period 2021-09-30
FAST Acquisition Corp. II
filed 2022-03-16
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Fast Acquisition Corp. II, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Fast Acquisition Corp. II as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

The Original Filing included a section within Note 2 to the Company’s unaudited condensed financial statements, Revision to Previously Reported Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 18, 2021. As described in Note 2, upon its IPO and Over-Allotment, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company previously determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously reported financial statements.

Therefore, on February 21, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Original Filing, (collectively, the “Affected Periods”), should no longer be relied upon and the quarterly filing should be amended to report the revision as a restatement.

As such, the Company is restating the financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The above changes did not have any impact on its cash position or cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Financial Statements

Part I, Item 4 Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

FAST ACQUISITION CORP. II

Form 10-Q

For the Quarter ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$716,072
Prepaid expenses	459,614
Total current assets	1,175,686
Investments held in Trust Account	222,362,396
Total Assets	$223,538,082

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$191,767
Accrued expenses	138,385
Franchise tax payable	149,091
Total current liabilities	479,243
Derivative warrant liabilities	9,012,160
Deferred underwriting commissions in connection with the initial public offering	7,781,791
Total Liabilities	17,273,194

Commitments and Contingencies

Class A common stock; 22,233,687 shares subject to possible redemption, $0.0001 par value; at redemption value of $10.00 per share as of September 30, 2021	222,336,870

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares were issued or outstanding as of September 30, 2021	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding as of September 30, 2021	556
Additional paid-in capital	-
Accumulated deficit	(16,072,538)
Total stockholders’ deficit	(16,071,982)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$223,538,082

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

General and administrative costs	$206,764	$515,089
Administrative expenses - related party	45,000	105,000
Franchise tax expense	50,411	149,541
Loss from operations	(302,175)	(769,630)
Other income (expense):
Change in fair value of derivative warrant liabilities	3,308,150	4,589,460
Offering cost - derivative warrant liabilities	-	(455,643)
Net income from investments held in Trust Account	26,337	25,526
Net income	$3,032,312	$3,389,713

Weighted average shares outstanding of Class A common stock, basic and diluted	22,233,687	16,337,704
Basic net income per share, Class A common stock	$0.11	$0.16
Diluted net income per share, Class A common stock	$0.11	$0.15
Weighted average shares outstanding of Class B common stock, basic	5,558,422	5,393,813
Weighted average shares outstanding of Class B common stock, diluted	5,558,422	5,558,422
Basic net income per share, Class B common stock	$0.11	$0.16
Diluted net income per share, Class B common stock	$0.11	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional	Retained Earnings	Total Stockholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance - January 1, 2021	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Excess cash received over the fair value of the private warrants	-	-	-	-	515,738	-	515,738
Forfeiture of Class B common stock	-	-	(191,578)	(19)	19	-	-
Accretion of Class A common stock subject to possible redemption amount					(540,182)	(19,462,251)	(20,002,433)
Net loss	-	-	-	-	-	(301,202)	(301,202)
Balance - March 31, 2021 (Unaudited), as restated	-	-	5,558,422	556	-	(19,763,453)	(19,762,897)
Net income	-	-	-	-	-	658,603	658,603
Balance - June 30, 2021 (Unaudited), as restated	-	-	5,558,422	556	-	(19,104,850)	(19,104,294)
Net income	-	-	-	-	-	3,032,312	3,032,312
Balance - September 30, 2021 (Unaudited)	-	$-	5,558,422	$556	$-	$(16,072,538)	$(16,071,982)

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (at $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or don’t vote at all. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Note 2 - Summary of Significant Accounting Policies (as restated)

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment, and restate earnings per share. As such, the Company is reporting these restatements to those periods in this quarterly report.

The changes did not have any impact on its cash position or cash held in the trust account established in connection with the IPO. impact of the restatement on the unaudited condensed financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$223,891,214	$-	$223,891,214
Total liabilities	$21,317,241	$-	$21,317,241
Class A common stock subject to possible redemption	197,573,970	24,762,900	222,336,870
Preferred stock	-	-	-
Class A common stock	248	(248)	-
Class B common stock	556	-	556
Additional paid-in capital	5,300,401	(5,300,401)	-
Accumulated deficit	(301,202)	(19,462,251)	(19,763,453)
Total stockholders' equity (deficit)	$5,000,003	$(24,762,900)	$(19,762,897)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$223,891,214	$-	$223,891,214
Number of Class A common stock subject to redemption	19,757,397	2,476,290	22,233,687
Number of non-redeemable Class A common stock	2,476,290	(2,476,290)	-

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$197,370,420	$(197,370,420)	$-
Change in value of Class A common stock subject to possible redemption	$203,550	$(203,550)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$223,690,323	$-	$223,690,323
Total liabilities	$20,457,747	$-	$20,457,747
Class A common stock subject to possible redemption	198,232,570	24,104,300	222,336,870
Preferred stock	-	-	-
Class A common stock	241	(241)	-
Class B common stock	556	-	556
Additional paid-in capital	4,641,808	(4,641,808)	-
Accumulated deficit	357,401	(19,462,251)	(19,104,850)
Total stockholders' equity (deficit)	$5,000,006	$(24,104,300)	$(19,104,294)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$223,690,323	$-	$223,690,323
Number of Class A common stock subject to redemption	19,823,257	2,410,430	22,233,687
Number of non-redeemable Class A common stock	2,410,430	(2,410,430)	-

The Company’s unaudited statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$197,370,420	$(197,370,420)	$-
Change in value of Class A common stock subject to possible redemption	$862,150	$(862,150)	$-

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net loss	$(301,202)	$-	$(301,202)
Weighted average shares outstanding - Class A common stock	20,957,294	(17,464,412)	3,492,882
Basic and diluted earnings per share - Class A common stock	$-	$(0.04)	$(0.04)
Weighted average shares outstanding - Class B common stock	5,039,418	-	5,039,418
Basic and diluted earnings per share - Class B common stock	$(0.06)	$0.02	$(0.04)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net income	$658,603	$-	$658,603
Weighted average shares outstanding - Class A common stock	22,233,687	-	22,233,687
Basic and diluted earnings per share - Class A common stock	$-	$0.02	$0.02
Weighted average shares outstanding - Class B common stock	5,558,422	-	5,558,422
Basic and diluted earnings per share - Class B common stock	$0.12	$(0.10)	$0.02

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net income	$357,401	$-	$357,401
Weighted average shares outstanding - Class A common stock	22,063,501	(8,825,400)	13,238,101
Basic and diluted earnings per share - Class A common stock	$-	$0.02	$0.02
Weighted average shares outstanding - Class B common stock	5,307,767	-	5,307,767
Basic and diluted earnings per share - Class B common stock	$0.07	$(0.05)	$0.02

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021, 22,233,687 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security.

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

Note 5 - Commitments and Contingencies

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

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review, other than the restatements disclosed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021, 22,233,687 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheet.

Under ASC 480-10-S99, we elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security.

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

Item 4. Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 18, 2021, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

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

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Dated: March 15, 2022	FAST ACQUISITION CORP. II

	By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer