Form 10-Q
period 2022-03-31
FAST Acquisition Corp. II
filed 2022-05-13
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 22,233,687 shares of Class A common stock, par value $0.0001 per share, and 5,558,422 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAST ACQUISITION CORP. II

Form 10-Q

For the Quarter ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FAST ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$156,465	$584,216
Prepaid expenses	298,581	378,247
Total current assets	455,046	962,463
Cash and Investments held in Trust Account	222,320,512	222,380,591
Total Assets	$222,775,558	$223,343,054

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$278,123	$165,909
Accrued expenses	18,583	141,216
Franchise tax payable	49,315	200,000
Due to related party	-	15,000
Total current liabilities	346,021	522,125
Derivative warrant liabilities	3,252,560	8,660,890
Deferred underwriting commissions in connection with the initial public offering	7,781,790	7,781,790
Total Liabilities	11,380,371	16,964,805

Commitments and Contingencies

Class A common stock; 22,233,687 shares subject to possible redemption at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	222,336,870	222,336,870

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding at March 31, 2022 and December 31, 2021	556	556
Additional paid-in capital	-	-
Accumulated deficit	(10,942,239)	(15,959,177)
Total stockholders' deficit	(10,941,683)	(15,958,621)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$222,775,558	$223,343,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021

General and administrative costs	$236,998	$26,808
Administrative expenses - related party	45,000	15,000
Franchise tax expense	49,315	49,267
Loss from operations	(331,313)	(91,075)
Other income (expense):
Change in fair value of derivative warrant liabilities	5,408,330	252,710
Offering cost - derivative warrant liabilities	-	(455,643)
Loss from investments held in Trust Account	(60,079)	(7,194)
Net income (loss)	$5,016,938	$(301,202)

Weighted average shares outstanding of Class A common stock, basic and diluted	22,233,687	3,492,882
Basic and diluted net income (loss) per share, Class A common stock	$0.18	$(0.04)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,558,422	5,039,418
Basic and diluted net income (loss) per share, Class B common stock	$0.18	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For The Three Months Ended March 31, 2022
	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,558,422	$556	$-	$(15,959,177)	$(15,958,621)
Net income	-	-	-	5,016,938	5,016,938
Balance - March 31, 2022 (Unaudited)	5,558,422	$556	$-	$(10,942,239)	$(10,941,683)

	For The Three Months Ended March 31, 2021
	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	-	25,000
Excess cash received over the fair value of the private warrants	-	-	515,738	-	515,738
Forfeiture of Class B common stock	(191,578)	(19)	19	-	-
Accretion of Class A common stock subject to possible redemption amount			(540,182)	(19,462,251)	(20,002,433)
Net loss	-	-	-	(301,202)	(301,202)
Balance - March 31, 2021 (Unaudited)	5,558,422	$556	$-	$(19,763,453)	$(19,762,897)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,016,938	$(301,202)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from investments held in Trust Account	60,079	7,194
Change in fair value of derivative warrant liabilities	(5,408,330)	(252,710)
Offering cost - derivative warrant liabilities	-	455,643
Changes in operating assets and liabilities:
Prepaid expenses	79,666	(647,847)
Accounts payable	112,214	20,000
Accrued expenses	(122,633)	2,724
Franchise tax payable	(150,685)	48,817
Net cash used in operating activities	(427,751)	(667,381)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(222,336,871)
Net cash used in investing activities	-	(222,336,871)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	100,000
Repayment of note payable to related party	-	(100,000)
Proceeds received from initial public offering, gross	-	222,336,870
Proceeds received from private placement	-	6,446,738
Offering costs paid	-	(4,865,666)
Net cash provided by financing activities	-	223,917,942

Net increase (decrease) in cash	(427,751)	913,690

Cash - beginning of the period	584,216	-
Cash - end of the period	$156,465	$913,690

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Offering costs included in accounts payable	$-	$15,000
Offering costs included in accrued expenses	$-	$100,000
Deferred underwriting commissions in connection with the initial public offering	$-	$7,781,790

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $157,000 in its operating bank account and working capital surplus of approximately $109,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Promissory Note (the “Note”). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company’s Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under Working Capital Loans.

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of the Convertible Note (as defined and discussed in Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that mandatory liquidation, liquidity condition and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 18, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income (loss) from investments held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets, except for the derivative warrant liabilities (See Note 8).

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of March 31, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2022 and December 31, 2021, 22,233,687 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three Months Ended March 31, 2022		For The Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$4,013,550	$1,003,388	$(123,304)	$(177,898)

Denominator:
Basic and diluted weighted average common shares outstanding	22,233,687	5,558,422	3,492,882	5,039,418

Basic and diluted net income (loss) per common share	$0.18	$0.18	$(0.04)	$(0.04)

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

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

Note 4 - Related Party Transactions

Founder Shares

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. As of March 31, 2022 and December 31, 2021, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of a convertible promissory note (“Convertible Note”) that is due upon the completion of a Business Combination. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Convertible Note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Service Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred approximately $45,000 and $15,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively, within general and administrative expense - related party. As of March 31, 2022 and December 31, 2021, $0 and $15,000 reported in accounts payable with related party was outstanding in the accompanying condensed balance sheets, respectively.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and concludes that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target business, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, which were all subject to redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds	$222,336,870
Less:
Fair value of Public Warrants at issuance	(7,670,620)
Offering costs allocated to Class A common stock subject to possible redemption	(12,331,812)
Plus:
Accretion of carrying value to redemption value	20,002,432
Class A common stock subject to possible redemption	$222,336,870

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets (See Note 6).

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock – The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. At March 31, 2022 and December 31, 2021, 5,558,422 shares of Class B common stock were issued and outstanding, none subject to forfeiture.

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

Note 8 – Warrants

As of March 31, 2022 and December 31, 2021, there were 5,558,422 Public Warrants and 4,297,825 Private Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury Securities	$222,320,512	$-	$-	$222,320,512
Liabilities:
Derivative warrant liabilities - Public warrants	1,834,280	-	-	1,834,280
Derivative warrant liabilities - Private warrants	-	-	1,418,280	1,418,280
Total fair value	$224,154,792	$-	$1,418,280	$225,573,072

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
U.S. Treasury Securities	$222,380,591	$-	$-	$222,380,591
Liabilities:
Derivative warrant liabilities - Public warrants	4,835,830	-	-	4,835,830
Derivative warrant liabilities - Private warrants	-	-	3,825,060	3,825,060
Total fair value	$227,216,421	$-	$3,825,060	$231,041,481

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers during the three months ended March 31, 2022 and 2021. The fair value measurement of the derivative warrant liabilities - Public warrants transferred from a Level 3 measurement to a Level 1 measurement as they became separately listed and traded in May 2021.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in U.S. Treasury Bills and included approximately $1,100 of cash at March 31, 2022 and December 31, 2021. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants and Private Placement Warrants has been estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. As of March 31, 2022, a Black-Scholes Merton formula and a Monte Carlo simulation analysis was employed to estimate the fair value of Private Placement Warrants.

For the three months ended March 31, 2022 and 2021, the Company recognized income of approximately $5.4 million and $253,000 from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

Inherent in the Monte Carlo simulations and Black-Scholes Merton formula are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. If factors or assumptions change, the estimated fair values could be materially different. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	9.75	9.72
Option term (in years)	5.50	5.75
Volatility	5.1%	16%
Risk-free interest rate	2.42%	1.33%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$3,825,060
Change in fair value of derivative warrant liabilities	(2,406,780)
Derivative warrant liabilities at March 31, 2022	$1,418,280

Derivative warrant liabilities at January 1, 2021	$12,420,000
Change in fair value of derivative warrant liabilities	928,910
Derivative warrant liabilities at March 31, 2021	$13,348,910

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the unaudited condensed financial statements, except as noted below.

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of the Convertible Note (see Note 4).

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $157,000 in our operating bank account, and working capital of approximately $109,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 4). We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of a convertible promissory note (“Convertible Note”) that is due upon the completion of a Business Combination. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Convertible Note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had an income of approximately $5.0 million, which consisted of approximately $5.4 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $237,000 of general and administrative expenses, $45,000 of general and administrative expenses - related party, approximately $49,000 for franchise tax expenses and approximately $60,000 of loss from investments held in Trust Account.

For the three months ended March 31, 2021, we had net loss of approximately $301,000, which consisted of approximately $456,000 of financing costs – derivative warrant liabilities, approximately $49,000 of franchise tax expense, approximately $27,000 in general and administrative expenses, approximately $15,000 in general and administrative expenses for costs incurred with our Sponsor, and approximately $7,000 net loss on investments held in the Trust Account, , which was partially offset by $253,000 in gain from change in fair value of warrant liabilities.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Investments Held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income (loss) from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

We account for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrant was estimated using a Monte Carlo simulation model each measurement date, and as of March 31, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2022 and December 31, 2021, 22,233,687 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of March 18, 2021 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. As of March 31, 2022, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

Of the gross proceeds received from the Initial Public Offering and the subsequent partial exercise of the option to purchase additional Units, $223,336,870 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $4.4 million in underwriting discounts and commissions related to the Initial Public Offering and the partial exercise of the over-allotment. In addition, the underwriters agreed to defer $7.8 million in underwriting discounts and commissions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1(1)	Convertible Promissory Note, dated as of May 4, 2022, by and between FAST Acquisition Corp. II and FAST Sponsor II LLC.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2022 and incorporated by reference herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Dated: May 13, 2022	FAST ACQUISITION CORP. II

	By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer