Form 10-Q
period 2022-06-30
FAST Acquisition Corp. II
filed 2022-08-10
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, 22,233,687 shares of Class A common stock, par value $0.0001 per share, and 5,558,422 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

FAST ACQUISITION CORP. II

Form 10-Q

For the Quarter ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FAST ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$397,495	$584,216
Prepaid expenses	270,581	378,247
Total current assets	668,076	962,463
Investments held in Trust Account	222,507,532	222,380,591
Total Assets	$223,175,608	$223,343,054

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,331,148	$165,909
Accrued expenses	124,325	141,216
Franchise tax payable	20,050	200,000
Income tax payable	13,077	-
Due to related party	-	15,000
Working capital loan - related party, at fair value	610,648	-
Total current liabilities	2,099,248	522,125
Derivative warrant liabilities	1,182,750	8,660,890
Deferred underwriting commissions in connection with the initial public offering	7,781,790	7,781,790
Total Liabilities	11,063,788	16,964,805

Commitments and Contingencies

Class A common stock; $0.0001 par value; 22,233,687 shares subject to possible redemption at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	222,336,870	222,336,870

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding at June 30, 2022 and December 31, 2021	556	556
Additional paid-in capital	-	-
Accumulated deficit	(10,225,606)	(15,959,177)
Total stockholders’ deficit	(10,225,050)	(15,958,621)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$223,175,608	$223,343,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative costs	$1,570,737	$281,517	$1,807,735	$308,325
Administrative expenses - related party	45,000	45,000	90,000	60,000
Franchise tax expense	50,735	49,863	100,050	99,130
Loss from operations	(1,666,472)	(376,380)	(1,997,785)	(467,455)

Other income (expense):
Change in fair value of derivative warrant liabilities	2,069,810	1,028,600	7,478,140	1,281,310
Change in fair value of working capital loan	(10,648)	-	(10,648)	-
Offering cost - derivative warrant liabilities	-	-	-	(455,643)
Gain (loss) from investments held in Trust Account	337,020	6,383	276,941	(811)
Income before income tax expense	729,710	658,603	5,746,648	357,401

Income tax expense	13,077	-	13,077	-
Net income	$716,633	$658,603	$5,733,571	$357,401

Weighted average shares outstanding of Class A common stock, basic and diluted	22,233,687	22,233,687	22,233,687	13,238,101
Basic and diluted net income per share, Class A common stock	$0.03	$0.02	$0.21	$0.02
Weighted average shares outstanding of Class B common stock, basic and diluted	5,558,422	5,558,422	5,558,422	5,307,767
Basic and diluted net income per share, Class B common stock	$0.03	$0.02	$0.21	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For The Three and Six Months Ended June 30, 2022
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,558,422	$556	$-	$(15,959,177)	$(15,958,621)
Net income	-	-	-	5,016,938	5,016,938
Balance - March 31, 2022 (Unaudited)	5,558,422	$556	-	$(10,942,239)	$(10,941,683)
Net income	-	-	-	716,633	716,633
Balance - June 30, 2022 (Unaudited)	5,558,422	$556	-	$(10,225,606)	$(10,225,050)

	For The Three and Six Months Ended June 30, 2021
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	-	25,000
Excess cash received over the fair value of the private warrants	-	-	515,738	-	515,738
Forfeiture of Class B common stock	(191,578)	(19)	19	-	-
Accretion of Class A common stock subject to possible redemption amount			(540,182)	(19,462,251)	(20,002,433)
Net loss	-	-	-	(301,202)	(301,202)
Balance - March 31, 2021 (Unaudited)	5,558,422	556	-	(19,763,453)	(19,762,897)
Net loss	-	-	-	658,603	658,603
Balance - June 30, 2021 (Unaudited)	5,558,422	$556	$-	$(19,104,850)	$(19,104,294)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,733,571	$357,401
Adjustments to reconcile net income to net cash used in operating activities:
Gain (loss) from investments held in Trust Account	(276,941)	811
Change in fair value of derivative warrant liabilities	(7,478,140)	(1,281,310)
Change in fair value of working capital loan	10,648	-
Offering cost - derivative warrant liabilities	-	455,643
Changes in operating assets and liabilities:
Prepaid expenses	107,666	(566,183)
Accounts payable	1,165,239	136,412
Accrued expenses	(16,891)	20,555
Franchise tax payable	(179,950)	98,680
Income tax payable	13,077	-
Due to related party	(15,000)	-
Net cash used in operating activities	(936,721)	(777,991)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(222,336,870)
Withdrawal from Trust Account	150,000	-
Net cash provided by (used in) investing activities	150,000	(222,336,870)

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loan to related party	600,000	100,000
Repayment of note payable to related party	-	(100,000)
Proceeds received from initial public offering, gross	-	222,336,870
Proceeds received from private placement	-	6,446,738
Offering costs paid	-	(4,880,666)
Net cash provided by financing activities	600,000	223,902,942

Net increase (decrease) in cash	(186,721)	788,081

Cash - beginning of the period	584,216	-
Cash - end of the period	$397,495	$788,081

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Offering costs included in accrued expenses	$-	$100,000
Deferred underwriting commissions in connection with the initial public offering	$-	$7,781,790

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million. The Company consummated a second closing (the “Second Closing”) of the Private Placement simultaneously with the closing of the Over-Allotment on March 26, 2021, for an additional 297,825 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating proceeds of approximately $0.4 million (see Note 4).

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

Going Concern Consideration

As of June 30, 2022, the Company had approximately $397,000 in its operating bank account and a working capital deficit of approximately $1.4 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Promissory Note (the “Note”). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity through June 30, 2022 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of $600,000 (as defined in Note 4). In July 2022, the Company received another $500,000 under the Working Capital Loan from the Sponsor, for a total of $1.1 million Working Capital Loan outstanding. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that mandatory liquidation, liquidity condition and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the proposed Business Combination with Falcon (see Note 10) prior to the liquidation date, March 18, 2023. The Sponsor continues to have cash on hand that could be available for loans to the Company. The Sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the Sponsor.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.

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

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the fair values for such assets and liabilities either because the short-term nature of the instruments or because the instrument is recognized at fair value (See Note 8).

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan – Related Party

The Company has elected the fair value option to account for its working capital loan—related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan—related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of June 30, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2022 and December 31, 2021, 22,233,687 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Share Based Compensation

Share-based payment awards issued to employees and nonemployees are measured at grant-date fair value of the awards and recognized as expense on a straight-line basis over the requisite service period of the award. For awards that have a performance condition, compensation cost is measured based on the grant date fair value and recognized when the performance condition becomes probable. The Company assesses the probability of the performance conditions being met on a continuous basis. Forfeitures are recognized when they occur. No compensation expense for share-based payment awards has been recognized to-date.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$573,306	$143,327	$526,882	$131,721

Denominator:
Basic and diluted weighted average common shares outstanding	22,233,687	5,558,422	22,233,687	5,558,422

Basic and diluted net income per common share	$0.03	$0.03	$0.02	$0.02

	For The Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$4,586,857	$1,146,714	$255,114	$102,287

Denominator:
Basic and diluted weighted average common shares outstanding	22,233,687	5,558,422	13,238,101	5,307,767

Basic and diluted net income per common share	$0.21	$0.21	$0.02	$0.02

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions

Founder Shares

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units; thus, the initial stockholders forfeited 191,578 shares of Class B common stock accordingly. As of June 30, 2022 and December 31, 2021, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

Related Party Loans

On January 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $100,000 under the Note and repaid the Note in full upon closing of the Initial Public Offering. Upon closing of the Initial Public Offering, the loan was no longer available.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of a convertible promissory note that is due upon the completion of a Business Combination. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On July 20, 2022, the Company borrowed another $500,000 of Working Capital Loan from the Sponsor and amended the convertible promissory note to increase the principal balance to $1.1 million.

Administrative Service Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred approximately $45,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for each of the three months ended June 30, 2022 and 2021, within general and administrative expense - related party. The Company incurred approximately $90,000 and $60,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively, within general and administrative expense - related party. As of June 30, 2022 and December 31, 2021, $0 and $15,000 reported in accounts payable with related party was outstanding in the accompanying condensed balance sheets, respectively.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Consulting Agreement

On June 13, 2022, the Company engaged a contractor (the “Contractor”) to perform technical diligence in exchange for a cash consideration of $125,000, with $50,000 paid upon execution and $75,000 payable upon the consummation of the Business Combination, and the Sponsor’s agreement to issue membership interest in the Sponsor that, in aggregate, represent an indirect economic interest in 25,000 Founder Shares, upon completion of the services. The grant date fair value of the Sponsor membership interests issued to the Contractor is compensation expense for the Company, and a contribution from the Sponsor to the Company for the same amount and would be recognized upon completion of the services by the Contractor. As of June 30, 2022, management estimated that the fair value of the indirect economic interest in 25,000 Founder Shares is de minimis.

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

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, which were all subject to redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets (See Note 6).

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units; thus, the initial stockholders forfeited 191,578 shares of Class B common stock accordingly. At June 30, 2022 and December 31, 2021, 5,558,422 shares of Class B common stock were issued and outstanding, none subject to forfeiture.

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

Note 8 - Warrants

As of June 30, 2022 and December 31, 2021, there were 5,558,422 Public Warrants and 4,297,825 Private Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities (1)	$222,507,532	$-	$-	$222,507,532
Liabilities:
Derivative warrant liabilities - Public warrants	-	667,010	-	667,010
Derivative warrant liabilities - Private warrants	-	-	515,740	515,740
Working capital loan—related party	-	-	610,648	610,648
Total fair value measurements	$223,174,542	$-	$1,126,388	$224,300,930

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities (1)	$222,380,591	$-	$-	$222,380,591
Liabilities:
Derivative warrant liabilities - Public warrants	4,835,830	-	-	4,835,830
Derivative warrant liabilities - Private warrants	-	-	3,825,060	3,825,060
Total fair value measurements	$227,216,421	$-	$3,825,060	$231,041,481

(1)	Includes $4,423 and $1,099 in cash as of June 30, 2022 and December 31, 2021, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The fair value measurement of the derivative warrant liabilities - Public warrants transferred from a Level 1 measurement to a Level 2 measurement during the three months ended June 30, 2022 due to low volume of trading. The fair value measurement of the derivative warrant liabilities - Public warrants transferred from a Level 3 measurement to a Level 1 measurement as they became separately listed and traded in May 2021.

Level 1 assets include investments mainly in U.S. Treasury Bills. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

For periods where no observable traded price is available, the fair value of the Public Warrants and Private Placement Warrants has been estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. As of June 30, 2022, a Black-Scholes Merton formula and a Monte Carlo simulation analysis was employed to estimate the fair value of Private Placement Warrants.

For the three months ended June 30, 2022 and 2021, the Company recognized income of approximately $2.1 million and $1.0 million, respectively, from decreases in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized income of approximately $7.5 million and $1.3 million, respectively, from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.76	$9.72
Option term (in years)	5.25	5.75
Volatility	1.7%	16%
Risk-free interest rate	3.01%	1.33%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2022 - Level 3	$3,825,060
Change in fair value of derivative warrant liabilities	(2,406,780)
Derivative warrant liabilities at March 31, 2022 - Level 3	1,418,280
Change in fair value of derivative warrant liabilities	(902,540)
Derivative warrant liabilities at June 30, 2022 - Level 3	$515,740

Derivative warrant liabilities at January 1, 2021	$12,420,000
Change in fair value of derivative warrant liabilities	928,910
Derivative warrant liabilities at March 31, 2021 - Level 3	13,348,910
Transfer of Public Warrants to Level 1 measurement	(7,503,870)
Change in fair value of derivative warrant liabilities	(472,760)
Derivative warrant liabilities at June 30, 2021 - Level 3	$5,372,280

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan

There were no Working Capital Loan outstanding as of December 31, 2021. The change in the fair value of the working capital loan—related party measured with Level 3 inputs for the three and six months ended June 30, 2022 is summarized as follows:

Fair value of working capital loan—related party, December 31, 2021	$-
Issuance of working capital loan and subsequent change in fair value	610,648
Fair value of working capital loan—related party, June 30, 2022	$610,648

The estimated fair value of the Working Capital Loan was estimated utilizing a simulation model similar to the one employed in the Private Placement Warrant valuation with Level 3 inputs. The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Working Capital Loan as of their measurement dates:

As of June 30, 2022
Conversion price	$1.50
Stock price	$9.76
Estimated time to transaction	0.25
Volatility	25.0%
Risk-free interest rate	1.72%
Straight debt yield	4.92%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the unaudited condensed financial statements, except as noted below.

Additional Working Capital Loan

On July 20, 2022, the Company the Company borrowed another $500,000 of Working Capital Loan from the Sponsor and amended the convertible promissory note to increase the principal balance to $1.1 million.

Proposed Business Combination

On July 11, 2022, the Company entered into an agreement and plan of merger (as amended, the “Merger Agreement”) with Falcon’s Beyond Global, LLC, a Florida limited liability company (“Falcon”), Palm Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pubco”), and Palm Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Merger Sub”), as fully disclosed in a Current Report on Form 8-K as filed with the SEC by the Company on July 12, 2022.

The obligations of the parties to consummate the transactions contemplated by the Merger Agreement (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Merger”) are subject to the satisfaction or waiver of certain customary closing conditions. Either party may terminate the Merger under certain circumstances. Upon termination of the Merger Agreement, in certain circumstances, Falcon will pay to the Company a termination fee equal to (i) $12,500,000 if the Company’s redeemed public share percentage is less than 90% or is unknown or (ii) $6,250,000 if the Company’s redeemed public share percentage is known and is equal to or greater than 90%.

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

Proposed Business Combination

On July 11, 2022, we entered into an agreement and plan of merger (as amended, the “Merger Agreement”) with Falcon’s Beyond Global, LLC, a Florida limited liability company (“Falcon”), Palm Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Pubco”), and Palm Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Merger Sub”), as fully disclosed in a Current Report on Form 8-K as filed with the SEC by the Company on July 12, 2022.

The obligations of the parties to consummate the transactions contemplated by the Merger Agreement (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Merger”) are subject to the satisfaction or waiver of certain customary closing conditions. Either party may terminate the Merger under certain circumstances. Upon termination of the Merger Agreement, in certain circumstances, Falcon will pay to us a termination fee equal to (i) $12,500,000 if our redeemed public share percentage is less than 90% or is unknown or (ii) $6,250,000 if our redeemed public share percentage is known and is equal to or greater than 90%.

Going Concern Consideration

As of June 30, 2022, we had approximately $397,000 in its operating bank account and a working capital deficit of approximately $1.4 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 4). We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity through June 30, 2022 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of $600,000. In July 2022, we received another $500,000 under the Working Capital Loan from our Sponsor, for a total of $1.1 million Working Capital Loan outstanding. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that mandatory liquidation, liquidity condition and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our management intends to complete the proposed Business Combination with Falcon prior to the liquidation date, March 18, 2023. Our Sponsor continues to have cash on hand that could be available for loans to us. Our Sponsor has no obligation to provide further funding to us. Our management believes we could obtain additional funding from our Sponsor.

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 18, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had an income of approximately $717,000, which consisted of approximately $2.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $337,000 in gain from investments held in Trust Account, partially offset by approximately $1.6 million of general and administrative expenses, $45,000 of general and administrative expenses - related party, approximately $51,000 for franchise tax expenses and approximately $11,000 of change in fair value of working capital loan.

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

For the six months ended June 30, 2022, we had an income of approximately $5.7 million, which consisted of approximately $7.5 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $277,000 in gain from investments held in Trust Account, partially offset by approximately $1.8 million of general and administrative expenses, $90,000 of general and administrative expenses - related party, approximately $100,000 for franchise tax expenses and approximately $11,000 of change in fair value of working capital loan.

For the six months ended June 30, 2021, we had net income of approximately $357,000, which consisted of an approximate $1,281,000 gain from change in fair value of warrant liabilities, which was partially offset by approximately $308,000 in general and administrative expenses, approximately $60,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $99,000 of franchise tax expense, approximately $456,000 of financing cost - derivative warrant liability and an approximate $800 net loss on investments held in the Trust Account.

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

Consulting Agreement

On June 13, 2022, we engaged a contractor (the “Contractor”) to perform technical diligence in exchange for a cash consideration of $125,000, with $50,000 paid upon execution and $75,000 payable upon the consummation of the Business Combination, and our Sponsor’s agreement to issue membership interest in the Sponsor that, in aggregate, represent an indirect economic interest in 25,000 Founder Shares of our company, upon completion of the services. The grant date fair value of the Sponsor membership interests issued to the Contractor is compensation expense for us, and a contribution from our Sponsor to us for the same amount and would be recognized upon completion of the services by the Contractor. As of June 30, 2022, our management estimated that the fair value of the indirect economic interest in 25,000 Founder Shares is de minimis.

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

Working Capital Loan – Related Party

We have elected the fair value option to account for its working capital loan—related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan—related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

We account for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrant was estimated using a Monte Carlo simulation model each measurement date, and as of June 30, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2022 and December 31, 2021, 22,233,687 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex features of our Class A common stock that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Other than remediation of the material weakness identified and discussed above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. As of June 30, 2022, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

On March 18, 2021, we closed our Initial Public Offering of 20,000,000 units at $10.00 per Unit, generating gross proceeds of $200.0 million. We granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any. The underwriters exercised the over-allotment option in part, and on March 26, 2021, purchased 2,233,687 additional Units at the Initial Public Offering price at $10.00 per Unit, generating additional gross proceeds of approximately $22.3 million.

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

Dated: August 9, 2022	FAST ACQUISITION CORP. II

	By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer