Form 10-Q
period 2022-09-30
FAST Acquisition Corp. II
filed 2022-11-14
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 22,233,687 shares of Class A common stock, par value $0.0001 per share, and 5,558,422 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

FAST ACQUISITION CORP. II

Form 10-Q

For the Quarter ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FAST ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$553,991	$584,216
Prepaid expenses	168,831	378,247
Total current assets	722,822	962,463
Investments and cash held in Trust Account	223,527,601	222,380,591
Total Assets	$224,250,423	$223,343,054

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,465,018	$165,909
Accrued expenses	127,000	141,216
Franchise tax payable	30,050	200,000
Income tax payable	182,669	-
Due to related party	-	15,000
Working capital loan - related party, at fair value	1,284,524	-
Total current liabilities	4,089,261	522,125
Derivative warrant liabilities	5,383,120	8,660,890
Deferred underwriting commissions in connection with the initial public offering	7,781,790	7,781,790
Total Liabilities	17,254,171	16,964,805

Commitments and Contingencies

Class A common stock. $0.0001 par value; 22,233,687 shares subject to possible redemption at redemption value of $10.03 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	223,044,882	222,336,870

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding at September 30, 2022 and December 31, 2021	556	556
Additional paid-in capital	-	-
Accumulated deficit	(16,049,186)	(15,959,177)
Total stockholders’ deficit	(16,048,630)	(15,958,621)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$224,250,423	$223,343,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative costs	$1,496,799	$206,764	$3,304,534	$515,089
Administrative expenses - related party	45,000	45,000	135,000	105,000
Franchise tax expense	50,000	50,411	150,050	149,541
Loss from operations	(1,591,799)	(302,175)	(3,589,584)	(769,630)

Other income (expense):
Change in fair value of derivative warrant liabilities	(4,200,370)	3,308,150	3,277,770	4,589,460
Change in fair value of working capital loan	(173,876)	-	(184,524)	-
Offering cost - derivative warrant liabilities	-	-	-	(455,643)
Gain from investments held in Trust Account	1,052,069	26,337	1,329,010	25,526
Income (loss) before income tax expense	(4,913,976)	3,032,312	832,672	3,389,713

Income tax expense	201,592	-	214,669	-
Net income (loss)	$(5,115,568)	$3,032,312	$618,003	$3,389,713

Weighted average shares outstanding of Class A common stock, basic and diluted	22,233,687	22,233,687	22,233,687	16,337,704
Basic net income (loss) per share, Class A common stock	$(0.18)	$0.11	$0.02	$0.16
Diluted net income (loss) per share, Class A common stock	$(0.18)	$0.11	$0.02	$0.15

Weighted average shares outstanding of Class B common stock, basic	5,558,422	5,558,422	5,558,422	5,393,813
Weighted average shares outstanding of Class B common stock, diluted	5,558,422	5,558,422	5,558,422	5,558,422
Basic net income (loss) per share, Class B common stock	$(0.18)	$0.11	$0.02	$0.16
Diluted net income (loss) per share, Class B common stock	$(0.18)	$0.11	$0.02	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For The Three and Nine Months Ended September 30, 2022
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,558,422	$556	$-	$(15,959,177)	$(15,958,621)
Net income	-	-	-	5,016,938	5,016,938
Balance - March 31, 2022 (Unaudited)	5,558,422	556	-	(10,942,239)	(10,941,683)
Net income	-	-	-	716,633	716,633
Balance - June 30, 2022 (Unaudited)	5,558,422	556	-	(10,225,606)	(10,225,050)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	(708,012)	(708,012)
Net loss	-	-	-	(5,115,568)	(5,115,568)
Balance - September 30, 2022 (Unaudited)	5,558,422	$556	$-	$(16,049,186)	$(16,048,630)

	For The Three and Nine Months Ended September 31, 2021
	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	-	25,000
Excess cash received over the fair value of the private warrants	-	-	515,738	-	515,738
Forfeiture of Class B common stock	(191,578)	(19)	19	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	(540,182)	(19,462,251)	(20,002,433)
Net loss	-	-	-	(301,202)	(301,202)
Balance - March 31, 2021 (Unaudited)	5,558,422	556	-	(19,763,453)	(19,762,897)
Net income	-	-	-	658,603	658,603
Balance - June 30, 2021 (Unaudited)	5,558,422	556	-	(19,104,850)	(19,104,294)
Net income	-	-	-	3,032,312	3,032,312
Balance - September 30, 2021 (Unaudited)	5,558,422	$556	$-	$(16,072,538)	$(16,071,982)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$618,003	$3,389,713
Adjustments to reconcile net income to net cash used in operating activities:
Gain from investments held in Trust Account	(1,329,010)	(25,526)
Change in fair value of derivative warrant liabilities	(3,277,770)	(4,589,460)
Change in fair value of working capital loan	184,524	-
Offering cost - derivative warrant liabilities	-	455,643
Changes in operating assets and liabilities:
Prepaid expenses	209,416	(459,614)
Accounts payable	2,299,109	191,767
Accrued expenses	(14,216)	38,385
Franchise tax payable	(169,950)	149,091
Income tax payable	182,669	-
Due to related party	(15,000)	-
Net cash used in operating activities	(1,312,225)	(850,001)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(222,336,870)
Withdrawal from Trust Account	182,000	-
Net cash provided by (used in) investing activities	182,000	(222,336,870)

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loan to related party	1,100,000	100,000
Repayment of note payable to related party	-	(100,000)
Proceeds received from initial public offering, gross	-	222,336,871
Proceeds received from private placement	-	6,446,738
Offering costs paid	-	(4,880,666)
Net cash provided by financing activities	1,100,000	223,902,943

Net increase (decrease) in cash	(30,225)	716,072

Cash - beginning of the period	584,216	-
Cash - end of the period	$553,991	$716,072

Supplemental disclosure of cash activities:
Income taxes paid	$32,000	$-

Supplemental disclosure of noncash flow activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Offering costs included in accrued expenses	$-	$100,000
Deferred underwriting commissions in connection with the initial public offering	$-	$7,781,790

The accompanying notes are an integral part of these unaudited condensed financial statements

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

 Sepetember 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or don’t vote at all. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Going Concern Consideration

As of September 30, 2022, the Company had approximately $554,000 in its operating bank account and a working capital deficit of approximately $2.1 million, excluding the balance of working capital related party, at fair value.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Promissory Note (the “Note”). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity through September 30, 2022 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of $600,000 (as defined in Note 4). In July 2022, the Company received another $500,000 under the Working Capital Loan from the Sponsor, for a total of $1.1 million principal outstanding under the Working Capital Loan at September 30, 2022. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The Working Capital Loan does not bear any interest and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses.

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

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 18, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Proposed Business Combination

On July 11, 2022, the Company (or “SPAC” or “Acquiror”) entered into an agreement and plan of merger (as amended, the “Merger Agreement”) with Falcon’s Beyond Global, LLC, a Florida limited liability company (“Falcon”), Palm Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Falcon (“Pubco”), and Palm Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Merger Sub”),

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) Acquiror will merge with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub (sometimes referred to as the “Surviving Corporation”), followed by a contribution by Pubco of all of its cash to Merger Sub to effectuate the “UP-C” structure; and (b) on the date immediately following the SPAC Merger, Merger Sub will merge with and into Falcon (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Mergers”), with Falcon as the surviving entity of such merger. Following the consummation of the transactions contemplated by the Merger Agreement (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), the direct interests in Falcon will be held by Pubco and the holders of common units of Falcon (the “Falcon Units”) outstanding as of immediately prior to the Mergers.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) At the effective time of the SPAC Merger, (a) each SPAC Unit outstanding immediately prior to the effective time of the SPAC Merger will be automatically detached and the holder thereof will be deemed to hold one share of SPAC Class A Common Stock and one-quarter of a SPAC Warrant; (b) each current share of SPAC Class A Common Stock will be automatically exchanged for the right to receive (x) 0.5 shares of Pubco Class A Common Stock and 0.5 shares of the Series A Preferred Stock of Pubco (“Pubco Preferred Stock”) and (y) 50% of the Additional SPAC Share Consideration; (c) each share of SPAC Class A Common Stock converted from the SPAC Class B Common Stock of FAST Sponsor II LLC, a Delaware limited liability company (the “Sponsor”), pursuant to the Class B Exchange (described below) will automatically be exchanged for one newly issued share of Pubco Class A Common Stock; and (d) each SPAC Warrant outstanding immediately prior to the SPAC Merger effective time will be assumed by Pubco.

(ii) Immediately prior to the effective time of the Acquisition Merger, following the SPAC Merger, the Surviving Corporation will contribute to Merger Sub all of the Closing Surviving Corporation Cash.

(iii) At the effective time of the Acquisition Merger, (a) each issued and outstanding Falcon Unit (other than the Cancelled Units and Falcon Financing Units) will be converted into the right to receive (x) a number of shares of Pubco Class B Common Stock and a number of New Company Units, in each case equal to the Acquisition Merger Exchange Number (the “Per Unit Consideration”) and (y) the applicable portion of any Seller Earnout Shares (defined below); (b) each Falcon Unit issued in connection with the Falcon Financing (the “Falcon Financing Units”) will be converted into the right to receive (x) the Per Unit Consideration and (y) a number of shares of Pubco Class B Common Stock and a number of New Company Units, in each case equal to the Additional Consideration Number (the “Additional Falcon Financing Unit Consideration”); (c) each Falcon Unit held in treasury of the Falcon as of immediately prior to the effective time of the Acquisition Merger (collectively, the “Cancelled Units”) will be cancelled without any conversion and no payment or distribution will be made with respect thereto; (d) the units of Merger Sub that are issued and outstanding will be converted into and become (x) a number of New Company Units equal to the number of shares of Pubco Class A Common Stock outstanding immediately after the SPAC Merger, (y) a number of Preferred Units equal to the number of shares of Pubco Preferred Stock outstanding immediately after the SPAC Merger and (z) a number of Warrant Units equal to the number of Pubco Warrants outstanding immediately after the SPAC Merger, in each case of the foregoing clauses (x) through (z) after giving effect to the redemption of any shares of SPAC Common Stock in connection with the Offer, the Class B Exchange and the Conversion.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Holders of Falcon Units immediately before the Closing also will be entitled to receive a pro rata portion of a total of up to (i) 40,000,000 New Company Units and 40,000,000 shares of Class B Common Stock of Pubco (together, the “Seller Earnout Shares”), in each case that will be deposited into escrow at the Closing and be earned, released and delivered upon satisfaction of certain milestones related to the volume weighted average closing sale price of shares of Pubco Common Stock (“Pubco Common Share Price”) during the five-year period beginning on the one-year anniversary of the Acquisition Merger Closing and ending on the six-year anniversary of the Closing Date (the “Earnout Period”). 15,000,000 of the Seller Earnout Shares will vest and be released from escrow if the Pubco Common Share Price is at least $20 for 20 trading days during any 30-consecutive trading day period; another 15,000,000 of the Seller Earnout Shares will vest and be released from escrow if the Pubco Common Share Price is at least $25 for 20 trading days during any 30-consecutive trading day period; and the final 10,000,000 of the Seller Earnout Shares will vest and be released from escrow if the Pubco Common Share Price is at least $30 for 20 trading days during any 30-consecutive trading day period, in each case during the Earnout Period.

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

On September 13, 2022, the Company, Pubco and Merger Sub entered into that certain Amendment No. 1 to the Merger Agreement (“Amendment No. 1”), pursuant to which the parties thereto extended the date by which the Company is required to deliver to SPAC PCAOB Audited Financial Statements from August 15, 2022 to September 28, 2022, and the date on which SPAC could terminate the Merger Agreement if the PCAOB Audited Financial Statements have not been delivered from September 14, 2022 to September 28, 2022.

In connection with the execution of the Merger Agreement, the Sponsor, Falcon, Pubco and Acquiror entered into an agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to waive its conversion and anti-dilution rights with respect to its shares of SPAC Common Stock in connection with the transactions contemplated by the Merger Agreement, vote (or cause to be voted), or execute and deliver a written consent (or cause a written consent to be executed and delivered) covering, all of its SPAC Common Stock (i) in favor of the Mergers and each other proposal related to the Mergers and the other transactions contemplated thereby, (ii) against any merger agreement or merger (other than the Merger Agreement and the Mergers), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Acquiror, (iii) against any change in the business, management or the board of directors of Acquiror (other than in connection with the Mergers and the other transactions contemplated by the Merger Agreement), and (iv) against any proposal, action or agreement that would (w) impede, frustrate, prevent or nullify the Merger Agreement or any Merger, (x) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Acquiror or the Merger Sub under the Merger Agreement, (y) result in any of the conditions set forth in the Merger Agreement not being fulfilled or (z) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Acquiror.

The Sponsor further agreed to, immediately prior to the closing of the Acquisition Merger, deliver to Acquiror for cancellation and for no consideration the Sponsor Redemption Forfeited Shares, which is calculated as 40% of Sponsor’s SPAC Class B Common Stock multiplied by the SPAC Redeemed Share Percentage, and the Additional Incentive Forfeited Shares. Thereafter, the Sponsor Earnout Shares, which is 50% of the difference between (i) 40% of Sponsor’s SPAC Class B Common Stock and (ii) the Sponsor Redemption Forfeited Shares, are to be deposited into one or more escrow accounts, and will vest and be released from escrow to the Sponsor upon satisfaction of certain milestones related to the Pubco Common Share Price during the Earnout Period. Any Sponsor Earnout Shares that do not so vest prior to the Earnout Period End Date will be delivered to Pubco and cancelled for no consideration.

See the Company’s Current Reports on Form 8-K filed with the SEC on July 12, 2022 and September 16, 2022 including The Merger Agreement, amendment, and related supporting agreements.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its working capital loan-related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of September 30, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2022 and December 31, 2021, 22,233,687 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A common stock subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Share-Based Compensation

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(4,092,454)	$(1,023,114)	$2,425,850	$606,462

Denominator:
Basic and diluted weighted average common shares outstanding	22,233,687	5,558,422	22,233,687	5,558,422

Basic and diluted net income (loss) per common share	$(0.18)	$(0.18)	$0.11	$0.11

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic	$494,402	$123,601	$2,548,378	$841,335
Allocation of net income - diluted	$494,402	$123,601	$2,529,220	$860,493

Denominator:
Basic weighted average common shares outstanding	22,233,687	5,558,422	16,337,704	5,393,813
Diluted weighted average common shares outstanding	22,233,687	5,558,422	16,337,704	5,558,422

Basic net income per common share	$0.02	$0.02	$0.16	$0.16
Diluted net income per common share	$0.02	$0.02	$0.15	$0.15

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4 - Related Party Transactions

Founder Shares

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units; thus, the initial stockholders forfeited 191,578 shares of Class B common stock accordingly. As of September 30, 2022 and December 31, 2021, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of a convertible promissory note that is due upon the completion of a Business Combination. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On July 20, 2022, the Company borrowed an additional $500,000 of Working Capital Loan from the Sponsor and amended the convertible promissory note to increase the principal balance to $1.1 million. The Working Capital Loan does not bear any interest, and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses.

Administrative Service Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred approximately $45,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for each of the three months ended September 30, 2022 and 2021, within general and administrative expense - related party. The Company incurred approximately $135,000 and $105,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively, within general and administrative expense - related party. As of September 30, 2022 and December 31, 2021, $0 and $15,000 reported in accounts payable with related party was outstanding in the accompanying condensed balance sheets, respectively.

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

Consulting Agreement

On June 13, 2022, the Company engaged a contractor (the “Contractor”) to perform technical diligence in exchange for a cash consideration of $125,000, with $50,000 paid upon execution and $75,000 payable upon the consummation of the Business Combination, and the Sponsor’s agreement to issue membership interest in the Sponsor that, in aggregate, represent an indirect economic interest in 25,000 Founder Shares, upon completion of the services. The grant date fair value of the Sponsor membership interests issued to the Contractor is compensation expense for the Company, and a contribution from the Sponsor to the Company for the same amount and is recognized upon completion of the services by the Contractor. Management estimated that the grant date fair value of the indirect economic interest in 25,000 Founder Shares was de minimis.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, which were all subject to redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds	$222,336,870
Less:
Fair value of Public Warrants at issuance	(7,670,620)
Offering costs allocated to Class A common stock subject to possible redemption	(12,331,812)
Plus:
Accretion of carrying value to redemption value	20,002,432
Class A common stock subject to possible redemption as of December 31, 2021	222,336,870
Increase in redemption value of Class A common stock subject to possible redemption	708,012
Class A common stock subject to possible redemption as of September 30, 2022	$223,044,882

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets (See Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units; thus, the initial stockholders forfeited 191,578 shares of Class B common stock accordingly. At September 30, 2022 and December 31, 2021, 5,558,422 shares of Class B common stock were issued and outstanding, none subject to forfeiture.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Warrants

As of September 30, 2022 and December 31, 2021, there were 5,558,422 Public Warrants and 4,297,825 Private Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities (2)	$223,413,750	$-	$-	$223,413,750
Liabilities:
Derivative warrant liabilities - Public warrants	-	2,890,380	-	2,890,380
Derivative warrant liabilities - Private warrants	-	-	2,492,740	2,492,740
Working capital loan—related party	-	-	1,284,524	1,284,524
Total fair value	$223,413,750	$2,890,380	$3,777,264	$230,081,394

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities (1)	$222,380,591	$-	$-	$222,380,591
Liabilities:
Derivative warrant liabilities - Public warrants	4,835,830	-	-	4,835,830
Derivative warrant liabilities - Private warrants	-	-	3,825,060	3,825,060
Total fair value	$227,216,421	$-	$3,825,060	$231,041,481

(1)	Includes $1,099 in cash as of December 31, 2021.

(2)	Excludes $113,851 of cash held in the Trust Account.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The fair value measurement of the derivative warrant liabilities - Public warrants transferred from a Level 1 measurement to a Level 2 measurement during the three months ended June 30, 2022 and remained at Level 2 at September 30, 2022 due to low volume of trading. The fair value measurement of the derivative warrant liabilities - Public warrants transferred from a Level 3 measurement to a Level 1 measurement as they became separately listed and traded in May 2021.

Level 1 assets include investments mainly in U.S. Treasury Bills. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Derivative Warrant Liabilities

For periods where no observable traded price is available, the fair value of the Public Warrants and Private Placement Warrants has been estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. As of September 30, 2022, a Black-Scholes Merton formula and a Monte Carlo simulation analysis was employed to estimate the fair value of Private Placement Warrants.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2022, the Company recognized a loss of approximately $4.2 million from the increase in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the three months ended September 30, 2021, the Company recognized income of approximately $3.3 million from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized income of approximately $3.3 million and $4.6 million, respectively, from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

Inherent in the Monte Carlo simulations and Black-Scholes Merton formula are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. If factors or assumptions change, the estimated fair values could be materially different. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. A significant increase or decrease in volatility alone could have a significant impact on the valuation. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.72
Option term (in years)	5.00	5.75
Volatility	26.4%	16%
Risk-free interest rate	4.06%	1.33%
Implied Probability of Merger Success	23.80%	N/A

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2022 - Level 3	$3,825,060
Change in fair value of derivative warrant liabilities	(2,406,780)
Derivative warrant liabilities at March 31, 2022 - Level 3	1,418,280
Change in fair value of derivative warrant liabilities	(902,540)
Derivative warrant liabilities at June 30, 2022 - Level 3	$515,740
Change in fair value of derivative warrant liabilities	1,977,000
Derivative warrant liabilities at September 30, 2022 - Level 3	$2,492,740

Derivative warrant liabilities at January 1, 2021	$12,420,000
Change in fair value of derivative warrant liabilities	928,910
Derivative warrant liabilities at March 31, 2021 - Level 3	13,348,910
Transfer of Public Warrants to Level 1 measurement	(7,503,870)
Change in fair value of derivative warrant liabilities	(472,760)
Derivative warrant liabilities at June 30, 2021 - Level 3	$5,372,280
Change in fair value of derivative warrant liabilities	(1,418,280)
Derivative warrant liabilities at September 30, 2021 - Level 3	$3,954,000

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan

There were no Working Capital Loan outstanding as of December 31, 2021. The change in the fair value of the working capital loan-related party measured with Level 3 inputs for the three and nine months ended September 30, 2022 is summarized as follows:

Fair value of working capital loans—related party, December 31, 2021	$-
Issuance of working capital loan - related party	600,000
Change in fair value of working capital loans - related party	10,648
Fair value of working capital loans—related party, June 30, 2022	$610,648
Issuance of working capital loan - related party	500,000
Change in fair value of working capital loans - related party	173,876
Fair value of working capital loans—related party, September 30, 2022	$1,284,524

The estimated fair value of the Working Capital Loan was estimated utilizing a simulation model similar to the one employed in the Private Placement Warrant valuation with Level 3 inputs. The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Working Capital Loan as of their measurement dates:

As of September 30, 2022
Conversion price	$1.50
Stock price	$9.82
Maturity	0.34
Volatility	26.4%
Risk-free interest rate	4.04%
Straight debt yield	5.99%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the unaudited condensed financial statements.

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

Proposed Business Combination

As more fully disclosed in Note 1 to the condensed financial statements, on July 11, 2022, we entered into an agreement and plan of merger (as amended, the “Merger Agreement”) with Falcon’s Beyond Global, LLC, a Florida limited liability company (“Falcon”), Palm Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Falcon (“Pubco”), and Palm Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Merger Sub”).

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

See our Current Reports on Form 8-K filed with the SEC on July 12, 2022 and September 16, 2022 including The Merger Agreement, amendment, and related supporting agreements.

Going Concern Consideration

As of September 30, 2022, we had approximately $554,000 in its operating bank account and a working capital deficit of approximately $2.1 million, excluding the balance of working capital related party, at fair value.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 4). We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity through September 30, 2022 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of $600,000. In July 2022, we received another $500,000 under the Working Capital Loan from our Sponsor, for a total of $1.1 million of outstanding principal balance. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a loss of approximately $5.1 million, which consisted of approximately $4.2 million of a non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $1.5 million of general and administrative expenses, $45,000 of general and administrative expenses - related party, $50,000 for franchise tax expenses, approximately $174,000 of change in fair value of working capital loan, and approximately $202,000 of income tax expenses, partially offset by approximately $1.1 million in gain from investments held in Trust Account.

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

For the nine months ended September 30, 2022, we had net income of approximately $618,000, which consisted of approximately $3.3 million of a non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $1.3 million in gain from investments held in Trust Account, partially offset by approximately $3.3 million of general and administrative expenses, $135,000 of general and administrative expenses - related party, approximately $150,000 for franchise tax expenses, approximately $215,000 of income tax expense, and approximately $185,000 of change in fair value of working capital loan.

For the nine months ended September 30, 2021, we had net income of approximately $3.4 million, which consisted of an approximate $4.6 million gain from change in fair value of warrant liabilities, approximately $26,000 net income on investments held in the Trust Account, which was partially offset by approximately $515,000 in general and administrative expenses, approximately $105,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $150,000 of franchise tax expense, approximately $456,000 of offering cost - derivative warrant liabilities.

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

Consulting Agreement

On June 13, 2022, we engaged a contractor (the “Contractor”) to perform technical diligence in exchange for a cash consideration of $125,000, with $50,000 paid upon execution and $75,000 payable upon the consummation of the Business Combination, and our Sponsor’s agreement to issue membership interest in the Sponsor that, in aggregate, represent an indirect economic interest in 25,000 Founder Shares of our company, upon completion of the services. The grant date fair value of the Sponsor membership interests issued to the Contractor is compensation expense for us, and a contribution from our Sponsor to us for the same amount and would be recognized upon completion of the services by the Contractor. Management estimated that the grant date fair value of the indirect economic interest in 25,000 Founder Shares was de minimis.

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

Working Capital Loan - Related Party

We have elected the fair value option to account for its working capital loan-related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

We account for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrant was estimated using a Monte Carlo simulation model each measurement date, and as of September 30, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2022 and December 31, 2021, 22,233,687 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Effective with the closing of the Initial Public Offering and the exercise of the over-allotment, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A common stock subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Under the Inflation Reduction Act of 2022, the Company may have liability for the 1% stock buyback tax to the extent holders of the Public Shares exercise their redemption rights.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes, among other provisions, a 1% excise tax on “repurchases of stock” by “covered corporations” beginning on January 1, 2023. A “covered corporation” is a domestic corporation that is traded on an established securities market. The Company would be considered a “covered corporation,” so “repurchases of stock” by the Company occurring after January 1, 2023 will be subject to the 1% excise tax (to the extent in excess of a $1 million annual threshold and subject to reduction for share issuances during the relevant year). It is possible that the 1% excise tax could apply to redemptions of public shares from holders exercising their redemption rights in connection with a Business Combination or if the Company redeems the public shares if the Company fails to complete a Business Combination within the Combination Period. Depending on the number of holders of public shares who exercise their redemption rights, the imposition of the 1% excise tax could potentially adversely affect the cash we have available for our operations following any Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. As of September 30, 2022, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Dated: November 10, 2022	FAST ACQUISITION CORP. II

	By:	/s/ Sandy Beall
	Name:	Sandy Beall
	Title:	Chief Executive Officer