Form 10-K
period 2022-12-31
FAST Acquisition Corp. II
filed 2023-03-29
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022, computed by reference to the closing price of the Class A common stock reported on the New York Stock Exchange on such date, was $217,000,785.

As of March 10, 2023, 7,135,509 shares of Class A common stock, par value $0.0001 per share, and 5,558,422 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

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

ii

PART I

References to the “Company,” “SPAC,” “our,” “us” or “we” refer to FAST Acquisition Corp. II. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Item 1. Business.

Introduction

We are a blank check company incorporated on December 30, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”). We have identified a target for our business combination, as described below under “—Proposed Business Combination.” If the proposed business combination is not completed, we will continue to try to identify suitable targets for our business combination. Although we are not limited to a particular industry or sector for purposes of consummating a business combination, we have primarily been focusing our search to date on the restaurant, hospitality, and related sectors in North America. We have neither engaged in any operations unrelated to our proposed business combination, our search for business combination candidates nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

On January 6, 2021, the Sponsor purchased 5,750,000 shares of our Class B common stock, par value $0.0001 per share (the “founder shares”), for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the founder shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and the Sponsor forfeited 191,578 shares of Class B common stock.

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

As of December 31, 2022, we had approximately $552,000 in our operating bank account, approximately $2.3 million of interest available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and a working capital deficit of approximately $2.1 million (not taking into account approximately $93,000 of tax liabilities that may be withdrawn from the Trust Account and excluding a working capital loan from our Sponsor. As of December 31, 2022, approximately $898,000 had been withdrawn from the Trust Account to pay taxes.

As of March 23, 2023, we had approximately $674,537.48 in our operating bank account, $73,477,336.40 in our Trust Account (including approximately $1,372,246.40 of interest available to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses)).

Charter Amendments and Redemptions

On March 10, 2023, the Company filed with the Secretary of State of the State of Delaware three amendments to the Company’s amended and restated certificate of incorporation:

●	An amendment to change the date by which the Company must consummate a business combination from March 18, 2023 the (“Current Outside Date”) to June 18, 2023, and to allow the Company, without another stockholder vote, by resolution of the Company’s board, to elect to further extend this date in one-month increments, up to four additional times (the “Extension Amendment”);

●	An amendment to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment”); and

●	An amendment to remove the limitation that the Company shall not consummate a business combination if it would cause the Company’s net tangible assets to be less than $5,000,001 and the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment”).

The Company’s stockholders approved the Extension Amendment, Founder Share Amendment and Redemption Limitation Amendment at a special meeting of stockholders of the Company on March 3, 2023. The Extension Amendment, Founder Share Amendment and Redemption Limitation Amendment are filed as Exhibit 3.2, 3.3 and 3.4 hereto.

In connection with the Extension Amendment, 15,098,178 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.1498 per share, for an aggregate redemption amount of approximately $153.24 million. Immediately following such redemptions, 7,135,509 shares of the Company’s Class A common stock remained outstanding and approximately $72.42 million remained in our Trust Account before the deposit of funds by us as described in the following paragraph.

Also, in connection with approval of the Extension Amendment and the extension of the date by which we must consummate a business combination to June 18, 2023, we caused $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions disclosed above, to be deposited in the Trust Account. Such funds were provided by Infinite Acquisitions LLLP pursuant to the Promissory Note with Infinite described below.

Without approval of our public stockholders, we may, by resolution of the Board, if requested by the Sponsor, and upon 2 business days’ advance notice prior to the Extended Date or Additional Extended Date, as applicable, extend the Extended Date up to four additional times until October 18, 2023, or a total of up to seven months after the Current Outside Date, provided that we deposit into the Trust Account, for each such additional month, an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $250,000, which the Company shall deposit into the trust account at the beginning of each month (the “Monthly Deposit”), for an aggregate deposit of up to $1.75 million (if all additional extensions are exercised). For so long as the Merger Agreement has not been terminated in accordance with its terms and the Business Combination has not been consummated, our Board will extend the Extended Date for the next calendar month.

We have entered into an unsecured promissory note (the “Promissory Note”) with Infinite Acquisitions LLLP, a Nevada limited liability limited partnership and currently the holder of the majority of the equity in Falcon’s (“Infinite”), whereby Infinite agreed to lend the Company up to $2 million for the sole purpose of paying the fees and expenses of the Company or the Sponsor incurred or committed to be incurred in furtherance of the Extension, which amount would be sufficient to fund up to approximately $1.5 million of the Company’s potential additional deposits into the trust account. The Promissory Note is non-interest bearing and repayable in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Business Combination and will be forgiven without payment if the Merger Agreement is terminated. Any additional deposits into the trust account beyond the amount covered under the Promissory Note are expected to be funded from the Company’s working capital account, which may be funded by working capital loans from our Sponsor, that would either be repaid upon consummation of a business combination or, at the Sponsor’s discretion, be converted into warrants of the post business combination entity at a price of $1.50 per warrant.

With respect to the regulation of special purpose acquisition companies like our Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. There is currently uncertainty concerning the applicability of the Investment Company Act to SPACs. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. While the funds in the Trust Account have, since the Initial Public Offering, been held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, to mitigate the risk of being viewed as operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on March 13, 2023, we instructed Continental Stock Transfer & Trust Company, the trustee, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing bank deposit account until the earlier of consummation of our initial business combination or the Company’s liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.5% per annum. Following a liquidation of the Trust Account assets, if we are unable to achieve more than minimal interest on the funds held in the Trust Account, the dollar amount Public Stockholders would otherwise receive upon any redemption or liquidation of the Company may be less than if the assets in the Trust Account remained in U.S. government securities or money market funds.

Proposed Business Combination

On January 31, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (as the same may be further amended, modified, supplemented or waived from time to time, the “Merger Agreement”), by and among the Company, Falcon’s Beyond Global, LLC, a Florida limited liability company (“Falcon’s”), Falcon’s Beyond Global, Inc., a Delaware corporation and wholly owned subsidiary of Falcon’s which was formerly known as Palm Holdco, Inc. (“Pubco”), and Palm Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Merger Sub”). The Merger Agreement amended and restated the Agreement and Plan of Merger, dated July 11, 2022, by and among the Company, Falcon’s, Pubco and Merger Sub (as amended by that certain Amendment No. 1 to Agreement and Plan of Merger, dated September 13, 2022 as previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities Exchange Commission on September 16, 2022, the “Original Merger Agreement”).

If the transactions contemplated by the Merger Agreement are completed, the business combination will be effected in two steps: (a) at 8:01 a.m., New York City time, on the date immediately following the Closing Date (the “SPAC Merger Effective Time”), the Company will merge with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and (b) at 8:02 a.m., New York City time, on the date immediately following the SPAC Merger (the “Acquisition Merger Effective Time”), Merger Sub will merge with and into Falcon’s (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Business Combination”), with Falcon’s as the surviving entity of such merger. Following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the direct interests in Falcon’s will be held by Pubco and the holders of the limited liability company units of Falcon’s (the “Falcon’s Units”) outstanding as of immediately prior to the Business Combination.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) On the date that is three business days after the date on which all conditions to Closing have been satisfied or waived by the applicable parties (other than those conditions which can be satisfied only at the Closing, but subject to the satisfaction or waiver of such conditions at Closing) or such other time and place as may be agreed by Falcon’s and the Company (the “Closing Date”), each share of Class B common stock will convert into one share of Class A common stock (such conversion, the “Class B Exchange”) and shares of Class A common stock for which redemption rights were exercised will be redeemed.

(ii) At the SPAC Merger Effective Time, (a) first, each Unit outstanding immediately prior to the SPAC Merger Effective Time will be automatically separated and the holder thereof will be deemed to hold one share of Class A common stock and one-quarter of one warrant; (b) second, (1) each current share of Class A common stock (except for each share of Class A common stock converted from the Class B common stock pursuant to the Class B Exchange) will automatically be cancelled and cease to exist in exchange (the “Conversion”) for the right to receive (x) 0.5 shares of Pubco’s Class A common stock, par value $0.0001 per share (the “Pubco Class A Common Stock”) and 0.5 shares of Series A Preferred Stock of Pubco (the “Pubco Series A Preferred Stock”) and (y) 50% of the Additional SPAC Share Consideration (as defined in the Merger Agreement); (2) each share of Class A common stock converted from the Class B common stock pursuant to the Class B Exchange will automatically be cancelled and cease to exist in exchange for the right to receive (A) one newly issued share of Pubco Class A Common Stock and (B) the applicable portion of any Earnout Shares (as defined in the Merger Agreement); and (3) each warrant of the Company outstanding immediately prior to the SPAC Merger Effective Time will be assumed by Pubco on substantially the same terms as were in effect immediately prior to the SPAC Merger Effective Time.

(iii) Immediately prior to the Acquisition Merger Effective Time, following the SPAC Merger, Pubco will contribute to Merger Sub all of the Closing Surviving Corporation Cash (as defined in the Merger Agreement).

(iv) At the Acquisition Merger Effective Time, (a) each issued and outstanding Falcon’s Unit (other than the Cancelled Units and Falcon’s Financing Units (each as defined below)) will be converted into the right to receive (x) a number of shares of Pubco’s non-economic Class B common stock, par value $0.0001 per share (“Pubco Class B Common Stock”), and a number of limited liability company interests of Falcon’s (the “New Falcon’s Units”), in each case equal to the Acquisition Merger Exchange Number (as defined in the Merger Agreement) (the “Per Unit Consideration”) and (y) the applicable portion of any Earnout Shares and Earnout Units (as defined in the Merger Agreement); (b) each Falcon’s Unit issued in connection with the subscription for and purchase of Falcon’s Units by Infinite Acquisitions LLLP (the “Falcon’s Financing Units”) will be converted into the right to receive (x) the Per Unit Consideration and (y) a number of shares of non-economic Pubco Class B Common Stock and a number of New Falcon’s Units, in each case equal to the Additional Consideration Number (as defined in the Merger Agreement; (c) each Falcon’s Unit held in treasury of Falcon’s as of immediately prior to the Acquisition Merger Effective Time (collectively, the “Cancelled Units”) will be cancelled without any conversion and no payment or distribution will be made with respect to such Cancelled Units; (d) the units of Merger Sub that are issued and outstanding will be converted into and become (x) a number of New Falcon’s Units equal to the number of shares of Pubco Class A Common Stock outstanding immediately after the SPAC Merger, (y) a number of preferred units of Falcon’s equal to the number of shares of Pubco Series A Preferred Stock outstanding immediately after the SPAC Merger and (z) a number of warrant units of Falcon’s equal to the number of warrants of Pubco outstanding immediately after the SPAC Merger, in each case of the foregoing clauses (x) through (z) after giving effect to the redemption of any shares of common stock of the Company in connection with the exercise of redemption rights, the Class B Exchange and the Conversion.

Additional information regarding Falcon’s and the Business Combination is available in the proxy statement/prospectus most recently filed by Pubco with the SEC on February 14, 2023.

The Merger Agreement provides for the following changes from the Original Merger Agreement:

●	Changes to Acquisition Merger Consideration: The number of shares of Pubco Class B Common Stock and New Company Units to be issued in exchange for current Falcon’s Units (excluding Falcon’s Financing Units) in the Acquisition Merger was reduced from 88,653,263 to 48,587,077.

●	EBITDA and Revenue Earnouts: In addition to the 40 million Seller Earnout Shares earned based on the Pubco Common Share Price provided for in the Original Merger Agreement, the holders of Falcon’s Units immediately before the Closing (other than the holders of Falcon’s Financing Units in their capacity as holders of Falcon’s Financing Units) will now be entitled to receive a pro rata portion of a total of up to 40 million additional Seller Earnout Shares based on Pubco’s achievement of specified EBITDA and revenue targets in 2023 and 2024. Up to 2% of the 80 million Seller Earnout Shares will be allocated to each of Sponsor and Jefferies LLC if they are earned.

●	Changes to Sponsor Consideration:

80% of the founder shares held by the Sponsor are now subject to forfeiture pro rata based on the amount of funds available at the Acquisition Merger Closing that are primarily sourced by the Company and the Sponsor (including funds in the Trust Account after redemptions) (the “SPAC Capital Received”), measured against a target amount of $222,336,870; provided the Sponsor will retain a minimum of 1,250,000 founder shares. The Sponsor will continue to forfeit the remaining 20% of its founder shares, but will now have the opportunity to earn them back (as well as any shares forfeited based on SPAC Capital Received) based on achievement of the Pubco Common Share Price, Pubco revenue and Pubco EBITDA earnout targets.

The Sponsor further agreed to forfeit 50% of its private placement warrants if SPAC Capital Received is less than $50 million and to amend the Warrant Agreement to provide that its private placement warrants are redeemable (subject to the concurrent redemption of other warrants) at a redemption price of $0.01 per warrant if the Reference Value (as defined below) is at least $18 per share (the “Warrant Agreement Amendment”). “Reference Value” means the last reported sales price of the shares of Class A Common Stock for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

●	Extension: The Company agreed to take certain actions to extend the date by which it has to complete a Business Combination to October 18, 2023 (the “Extension”). Infinite agreed to fund up to $2,000,000 of expenses related to the Extension pursuant to a promissory note, described in more detail above.

●	Termination: The Termination Date was extended from April 11, 2023 to September 30, 2023. the Company’s termination right if Falcon’s fails to deliver its audited financial statements by a specified date was eliminated. Termination rights in favor of the Company were added in the case where Infinite defaults under the Promissory Note or if Falcon’s enters into certain specified interim financing arrangements (the “Interim Financing Termination”). Mutual termination rights were added in the case where, following a cure period, the Company is not listed on an approved exchange or is in default of the listing requirements of the exchange it is listed on (the “Delisting Termination”) or if the closing condition related to the listing of Pubco shares on an approved exchange is not satisfied following the satisfaction of all other closing conditions (the “Pubco Listing Termination”).

Termination Fee: The Company will be entitled to a termination fee of $12,500,000 (minus 50% of any amounts funded by Infinite under the Promissory Note) at the time of termination if the A&R Merger Agreement is terminated for any reason specified in the Merger Agreement other than: (i) mutual agreement of Falcon’s and the Company; (ii) the Company’s breach of the Merger Agreement in a manner that causes the failure of a condition to Closing under the Merger Agreement (when Falcon’s is not also in breach); (iii) the consummation of either Merger is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law if the final, non-appealable governmental order or other law is generally applicable to all special purpose acquisition companies or primarily caused by any action or inaction of the Company; (iv) the Company’s stockholders fail to approve the Business Combination at the special meeting of stockholders called for such purpose; (v) if the Company’s board of directors changes its recommendation to stockholders or fails to recommend the Merger in the proxy statement; (vi) pursuant to the Delisting Termination; or (vii) failure to close by the Termination Date or two days after the Special Meeting (when the Falcon’s is not in breach). In addition, no termination fee will be payable at any time Falcon’s could terminate the Merger Agreement pursuant to the Delisting Termination or because of the Company’s breach of the Merger Agreement in a manner that causes the failure of a condition to Closing under the Merger Agreement. The termination fee will be reduced by 50% and payable at any time within 12 months of termination instead of at the time of termination if the Merger Agreement is terminated pursuant to the Interim Financing Termination or the Pubco Listing Termination, or is terminated at a time when the Company or Falcon’s could terminate the Merger Agreement pursuant to the Pubco Listing Termination.

●	Alternative Financing: The Company may enter into one or more agreements with any investor to effect certain Pre-Approved Financing Arrangements (as defined in the Merger Agreement) without any consent or approval required from Falcon’s.

The Merger Agreement also makes certain technical and other changes to the Original Merger Agreement. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference. The Merger Agreement contains representations, warranties, and covenants that the parties to the Merger Agreement made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties, and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about the Company, Falcon’s, Pubco or any other party to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants, and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants, and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

On January 31, 2023, in connection with the Merger Agreement, our Sponsor, the Company, Falcon’s and Pubco entered into an Amended and Restated Sponsor Support Agreement whereby, among other things, our Sponsor agreed (i) to exchange its shares of Class B Common Stock for shares of Class A Common Stock in accordance with the Company’s amended and restated certificate of incorporation such that, prior to the SPAC Merger Effective Time, there shall cease to be outstanding any shares of Class B Common Stock, (ii) to forfeit a portion of its founder shares and private placement warrants to the extent and as described above and (iii) to support the Warrant Agreement Amendment. The Sponsor further agreed to vote (or cause to be voted), or execute and deliver a written consent (or cause a written consent to be executed and delivered) covering, all of its Common Stock (i) in favor of the Mergers and each other proposal related to the Mergers and the other transactions contemplated thereby, (ii) against any merger agreement or merger (other than the Merger Agreement and the Mergers), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (iii) against any change in the business, management or the board of directors of the Company (other than in connection with the Mergers and the other transactions contemplated by the Merger Agreement), and (iv) against any proposal, action or agreement that would (w) impede, frustrate, prevent or nullify the Merger Agreement or any Merger, (x) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company or the Merger Sub under the Merger Agreement, (y) result in any of the conditions set forth in the Merger Agreement not being fulfilled or (z) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company.

In addition, the Company and Infinite entered into a promissory note (the “Promissory Note”) pursuant to which Infinite agreed to advance up to $2,000,000 to the Company, with any advances under the Promissory Note to be used by the Company to pay certain expenses of the Extension. The Promissory Note is non-interest bearing and repayable, in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Acquisition Merger and will be forgiven without payment if the Merger Agreement is terminated.

See our Current Report on Form 8-K filed with the SEC on February 3, 2023 including the Merger Agreement and related amended supporting agreements. In addition, on February 14, 2023, Pubco, filed with the SEC a registration statement on Form S-4 (File No. 333-269778) (the “Registration Statement”) that includes a proxy statement/prospectus relating to the Business Combination as more fully described in the Registration Statement.

Initial Business Combination

The rules of the NYSE require that we must consummate an initial business combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Falcon’s was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

If we do not consummate the proposed Business Combination with Falcon’s and find another business combination targer, if our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion. If our securities are not listed on NYSE, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NYSE at the time of our initial business combination.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination. The proposed Business Combination with Falcon’s has received the affirmative vote of a majority of our board of directors, including a majority of our independent directors.

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

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our sfecurities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Financial Position

As of March 10, 2023, we had funds available for a business combination in the amount of approximately $64.6 million (assuming no further redemptions), after payment of $7,775,000 of deferred underwriting fees in connection with the proposed business combination with Falcon’s (which deferred underwriting fees would be equal to $7,781,790 in connection with any other business combination). We offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

We currently have a pending business combination with Falcon’s. If our business combination with Falcon’s is not completed, there will be no basis for investors to evaluate the possible merits or risks of another target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

If the proposed Business Combination with Falcon’s is not consummated, we may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange listing requirements, or we may decide to seek stockholder approval for business or other reasons.

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

Permitted Purchases of Our Securities

If, as we expect to do for our proposed Business Combination with Falcon’s, we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Limitations on Redemptions

In the event that the proposed Business Combination with Falcon’s is not consummated, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such minimum cash requirement.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of the voting power of all outstanding shares of our capital stock entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, executive officers and directors have agreed to vote any founder shares they hold and any public shares purchased after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, it is possible our initial business combination could be approved without any holders of public shares voting in favor of the initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

Because of the structure of the proposed Business Combination with Falcon's, we will be able to complete such Business Combination with Falcon's only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of the voting power of all outstanding shares of our capital stock entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, executive officers and directors have agreed to vote any founder shares they hold and any public shares purchased after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 788,544, or 11.1%, of the 7,135,509 outstanding public shares to be voted in favor of the Business Combination with Falcon's in order to have such Business Combination with Falcon's approved.

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

Our Merger Agreement with Falcon’s does not have a minimum cash requirement. In the event that the proposed Business Combination with Falcon’s is not consummated, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and instead may search for an alternate business combination. However, we may raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such minimum cash requirement.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If, as we expect to do for our proposed Business Combination with Falcon’s, we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete a different initial business combination with a different target until June 18, 2023. The Company may, without a stockholder vote, by resolution of the Company’s board, elect to further extend this date in one-month increments, up to four additional times.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until June 18, 2023 to complete our initial business combination (which date the Company may, without a stockholder vote, by resolution of the Company’s board, elect to further extend in one-month increments, up to four additional times). If we are unable to complete our initial business combination by June 18, 2023 or during any further extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 18, 2023 or during any further extension period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by June 18, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of the exercise of any of the four one-month extension options or another amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 18, 2023 or during any further extension period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 18, 2023 (or during any further extension period) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares.

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

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account (not taking into account any additional deposits) and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 18, 2023 (or during any further extension period pursuant to our charter)may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 18, 2023 (or during any further extension period pursuant to our charter), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 18, 2023 or during any further extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after June 18, 2023 (or any further extension period) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by June 18, 2023 or during any further extension period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 18, 2023 (as may be extended to October 18, 2023 pursuant to our amended and restated certificate of incorporation) or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, and then only in connection with those public shares that such stockholder has properly elected to redeem. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have two officers: Sandy Beall and Garrett Schreiber. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the proxy statement/prospectus filed by Pubco with the SEC on February 14, 2023.

Summary of Risk Factors

●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination (in the event that the proposed Business Combination with Falcon’s is not consummated), and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	In the event that the proposed Business Combination with Falcon’s is not consummated, the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with another target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	In the event that the proposed Business Combination with Falcon’s is not consummated, the requirement that we complete our initial business combination by June 18, 2023 (as may be extended to October 18, 2023 pursuant to our amended and restated certificate of incorporation) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination by June 18, 2023 (as may be extended to October 18, 2023 pursuant to our amended and restated certificate of incorporation), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

●	Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

●

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate until at least October 18, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	NYSE may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Holders of our Class A common stock will not be entitled to vote on any appointment of directors prior to our initial business combination.

●	We are not registering the shares of our Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

●	You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

●	The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination (in the event that the proposed Business Combination with Falcon’s is not consummated), which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

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

Our initial stockholders own 43.8% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

In the event that the proposed Business Combination with Falcon’s is not consummated, the ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with another target.

In the event that the proposed Business Combination with Falcon’s is not consummated, we may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of this risk and, thus, may be reluctant to enter into a business combination transaction with us.

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

In the event that the proposed Business Combination with Falcon’s is not consummated, the requirement that we complete our initial business combination by June 18, 2023 (as may be extended to October 18, 2023 pursuant to our amended and restated certificate of incorporation) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 18, 2023 (as may be extended to October 18, 2023 pursuant to our amended and restated certificate of incorporation). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination by June 18, 2023 (as may be extended to October 18, 2023 pursuant to our amended and restated certificate of incorporation), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to complete our initial business combination by June 18, 2023 or, if all the extensions under our charter are exercised, October 18, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period or during any extension period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate until at least October 18, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering, only $850,000 was initially available to us outside the trust account. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate at least until October 18, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Prior to the completion of our initial business combination, other than the Promissory Note with Infinite, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If the Company is deemed to be an investment company for purposes of the Investment Company Act, the Company may be forced to abandon its efforts to complete a business combination and instead be required to liquidate. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to the Initial Public Offering, the Company instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in a bank deposit account.

On March 30, 2022, the SEC issued the proposed rules (the “SPAC Rule Proposals”) relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria.

To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of the registration statement for its initial public offering (“IPO”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its IPO.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like the Company, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, the Company completed the Initial Public Offering on March 18, 2021 and has operated as a blank check company searching for a target business with which to consummate a business combination since such time (or approximately 24 months after the effective date of the Initial Public Offering, as of the date of this proxy statement). As a result, it is possible that a claim could be made that the Company has been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If the Company were deemed to be an investment company for purposes of the Investment Company Act, the Company might be forced to abandon its efforts to complete a business combination and instead be required to liquidate. If the Company is required to liquidate, the Company’s investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of the Company’s shares and warrants or rights following such a transaction, and the Company’s warrants or rights would expire worthless.

The funds in the Trust Account were have, since the Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company under the Investment Company Act, the Company on or prior to the 24-month anniversary of the effective date of the registration statement relating to the Company, or March 15, 2023, instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing bank deposit account (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or the Company’s liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.5% per annum. Following such liquidation of the assets in the Trust Account, if the Company is unable to achieve more than minimal interest, on the funds held in the Trust Account, the dollar amount its public stockholders would otherwise receive upon any redemption or liquidation of the Company would be less than if the assets in the trust account had remained in U.S. government securities or money market funds.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 18, 2023 or, if all the extensions under our charter are exercised, October 18, 2023, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the time we have to complete a business combination under our charter in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 18, 2023 or, if all the extensions under our charter are exercised, October 18, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although, besides the Promissory Note with Infinite, we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

As of March 10, 2023, we had funds available for a business combination in the amount of approximately $64.6 million (assuming no further redemptions), after payment of $7,775,000 of deferred underwriting fees in connection with the proposed business combination with Falcon’s (which deferred underwriting fees would be equal to $7,781,790 in connection with any other business combination).

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. In addition, in the event that the proposed Business Combination with Falcon’s is not consummated, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to further amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies, including us, have amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. On January 31, 2023, our Sponsor agreed to amend the warrant agreement to provide that its private placement warrants are redeemable (subject to the concurrent redemption of other warrants) at a redemption price of $0.01 per warrant if the last reported sales price of the shares of our Class A common stock for any twenty (20) trading days within the thirty (30) trading-day period is at least $18 per share. The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock. We may also amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within the required timeframe or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. On March 10, 2023, we filed three amendments to our amended and restated certificate of incorporation, including an extension of the date by which we must complete our initial business combination, and our public stockholders were provided the opportunity to redeem their public shares for cash. To the extent any of amendments would be deemed to fundamentally change the nature of our securities, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to further amend our charter or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be further amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 43.8% of our outstanding common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to further amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination prior to June 18, 2023 or, if all the extensions under our charter are exercised, October 18, 2023, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We believe that the net proceeds of the initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 43.8% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the U.S. Department of Treasury issued Notice 2023-2 (the “Notice”), which provides interim guidance addressing the application of the Excise Tax. Under the Notice, liquidating distributions are exempt from the Excise Tax. In addition, redemptions may also be exempt if they occur in the same year as the liquidation. However, the U.S. Department of Treasury has yet to promulgate proposed or final regulations for the Excise Tax.

Because the redemptions of our shares in connection with the extension of the Current Outside Date occurred, and any redemption that occurs as a result of a business combination would occur, after December 31, 2022, we may be subject to the Excise Tax as a result of any redemptions in connection therewith. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination), (iv) if we fail to timely consummate a business combination and/or liquidate in a taxable year following a redemption of shares and (v) the content of regulations and other future guidance from the U.S. Department of the Treasury. Fund in the Trust Account, including any interest earned thereon, will not be used to pay for any Excise Tax liabilities with respect to any redemptions that occur prior to or in connection with a business combination or liquidation. If we complete a business combination, because the Excise Tax would be payable by us (following the business combination), and not by the redeeming holder (or out of amounts in the trust account otherwise payable to the redeeming holder), the Excise Tax may be payable on redemptions made on or after January 1, 2023 (including redemptions in connection with the extension of the Current Outside Date and a business combination), which would reduce the cash available for ongoing operations following the completion of a business combination.

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

We anticipate that the investigation of and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments related to our proposed Business Combination with Falcon’s has required, and will continue to require, substantial management time and attention and substantial costs for accountants, attorneys and others. If we are unable to complete the proposed Business Combination with Falcon’s, such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, as is the case with the proposed Business Combination with Falcon’s, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the outstanding voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, as is the case with the proposed Business Combination with Falcon’s. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business. We do not expect our current management or shareholders to maintain control if the proposed Business Combination with Falcon’s is completed.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, as is the case with Falcon’s, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations. Furthermore, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions, as is the case with Falcon’s. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

Following the completion of the initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, such officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination if we are unable to consummate the proposed Business Combination with Falcon’s. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 6, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.004 per share. On March 26, 2021, in connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor forfeited 191,578 shares of Class B common stock. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 4,297,825 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $6,446,738, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the window to complete the initial public offering nears.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of:
(i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 18, 2023 or during any extension period or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 18, 2023 or following any extension period, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by June 18, 2023 or by the end of any extension period is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 27 months (31 months if all extensions are exercised) from the closing of the initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the initial public offering, there were 357,766,313 and 14,441,578 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance. The Class B common stock is automatically convertible into Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 27 months (31 months if all extensions are exercised) from the closing of the initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

Because we are not limited to evaluating a target business in a particular industry sector, if we do not complete our proposed Business Combination with Falcon’s, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target are not limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector if our proposed business combination with Falcon’s is not completed, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations. If our proposed business combination with Falcon’s is not completed, there will be no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock at the time of the closing of the initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 43.8% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 43.8% of the total number of shares to be outstanding prior to our initial business combination.

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

We issued warrants to purchase 5,558,422 shares of our Class A common stock as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 4,297,825 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 5,558,422 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, our Sponsor has made working capital loans and our sponsor or an affiliate of our sponsor or certain of our officers and directors may make additional working capital loans. Such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.50 per warrant.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

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

Holders

As of March 10, 2023, there was one holder of record of our Units, one holder of record of our Class A common stock and two holders of record of our warrants.

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

We incurred approximately $11.6 million of offering costs in connection with the Initial Public Offering, inclusive of $7.8 million in deferred underwriting commissions. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated March 15, 2021, which was filed with the SEC, though the amount available has decreased as a result of redemptions.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “FAST Acquisition Corp. II,” “SPAC,” “our,” “us” or “we” refer to Fast Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Delaware on December 30, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Our sponsor is FAST Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, we consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of $7.0 million in deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to 3,000,000 additional Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter exercised the over-allotment option in part and, on March 26, 2021, we consummated the sale of an additional 2,233,687 Private Placement Units at the Initial Public Offering price at $10.00 per Unit, generating additional gross proceeds of approximately $22.3 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.2 million, inclusive of approximately $0.8 million in deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $222.3 million ($10.00 per Unit) of the net proceeds were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and were initially invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, and are presently in a bank deposit account, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. We must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a business combination by June 18, 2023 (as such period may be further extended by our board of directors or our stockholders in accordance with the Certificate of Incorporation (as amended), the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Events

On March 3, 2023, we held a special meeting of stockholders (the “Stockholder Meeting”), in which our stockholders voted on the following proposals at the Stockholder Meeting, each of which were approved.

●	Proposal 1. To approve and adopt an amendment to our Certificate of Incorporation (the “Extension Amendment”) to (i) change the date by which we must consummate a business combination from March 18, 2023 to June 18, 2023 (the “Extended Date”), and (ii) to allow us, without another stockholder vote, by resolution of our board, to elect to further extend this date in one-month increments (the “Additional Extended Date”), up to four additional times (the “Extension Amendment Proposal”).

●	Proposal 2. To approve and adopt an amendment to our Certificate of Incorporation to provide for the right of a holder of Class B common stock of the Company to convert into Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”).

●	Proposal 3. To approve and adopt an amendment to our Certificate of Incorporation to delete: (i) the limitation that the Company shall not consummate a business combination if it would cause the Company’s net tangible assets to be less than $5,000,001; and (ii) the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (the “Redemption Limitation Amendment Proposal”).

On March 10, 2023, we filed amendments to our Certificate of Incorporation to reflect the proposals. The amendments to our Certificate of Incorporation were filed with a Current Report on Form 8-K filed on March 10, 2023.

In connection with the Extension Amendment, 15,098,178 shares of our Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.1498 per share, for an aggregate redemption amount of approximately $153.24 million. Immediately following such redemptions, 7,135,509 shares of the Company’s Class A common stock remained outstanding and approximately $72.42 million remained in our Trust Account before the deposit of funds by us as described in the following paragraph.

Also, in connection with approval of the Extension Amendment and the extension of the date by which we must consummate a business combination to June 18, 2023, we caused $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions disclosed above, to be deposited in the Trust Account. Such funds were provided by Infinite Acquisitions LLLP, a Nevada limited liability limited partnership and currently the holder of the majority of the equity in Falcon’s (“Infinite”), pursuant to the Promissory Note described below.

Without approval of our holders of our Public Shares, we may, by resolution of the Board, if requested by the Sponsor, and upon 2 business days’ advance notice prior to the Extended Date or Additional Extended Date, as applicable, extend the Extended Date up to four additional times until October 18, 2023, or a total of up to seven months after the Current Outside Date, provided that we deposit into the Trust Account, for each such additional month, an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $250,000, which the Company shall deposit into the trust account at the beginning of each month (the “Monthly Deposit”), for an aggregate deposit of up to $1.75 million (if all additional extensions are exercised). For so long as the Merger Agreement has not been terminated in accordance with its terms and the Business Combination has not been consummated, our Board will extend the Extended Date for the next calendar month.

We have entered into an unsecured promissory note (the “Promissory Note”) with Infinite, whereby Infinite agreed to lend the Company up to $2 million for the sole purpose of paying the fees and expenses of the Company or the Sponsor incurred or committed to be incurred in furtherance of the Extension, which amount would be sufficient to fund up to approximately $1.5 million of the Company’s potential additional deposits into the trust account. The Promissory Note is non-interest bearing and repayable in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Business Combination and will be forgiven without payment if the Merger Agreement is terminated. Any additional deposits into the trust account beyond the amount covered under the Promissory Note are expected to be funded from the Company’s working capital account, which may be funded by working capital loans from our Sponsor, that would either be repaid upon consummation of a business combination or, at the Sponsor’s discretion, be converted into warrants of the post business combination entity at a price of $1.50 per warrant.

Proposed Business Combination

On January 31, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (as the same may be further amended, modified, supplemented or waived from time to time, the “Merger Agreement”), by and among the Company, Falcon’s Beyond Global, LLC, a Florida limited liability company (“Falcon’s”), Falcon’s Beyond Global, Inc., a Delaware corporation and wholly owned subsidiary of Falcon’s which was formerly known as Palm Holdco, Inc. (“Pubco”), and Palm Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Merger Sub”). The Merger Agreement amended and restated the Agreement and Plan of Merger, dated July 11, 2022, by and among the Company, Falcon’s, Pubco and Merger Sub (as amended by that certain Amendment No. 1 to Agreement and Plan of Merger, dated September 13, 2022 as previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities Exchange Commission on September 16, 2022, the “Original Merger Agreement”).

If the transactions contemplated by the Merger Agreement are completed, the business combination will be effected in two steps: (a) at 8:01 a.m., New York City time, on the date immediately following the Closing Date (the “SPAC Merger Effective Time”), the Company will merge with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub, followed by a contribution by Pubco of all of its cash (except for cash required to pay certain transaction expenses) to Merger Sub to effectuate the “UP-C” structure; and (b) at 8:02 a.m., New York City time, on the date immediately following the SPAC Merger (the “Acquisition Merger Effective Time”), Merger Sub will merge with and into Falcon’s (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Business Combination”), with Falcon’s as the surviving entity of such merger. Following the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the direct interests in Falcon’s will be held by Pubco and the holders of the limited liability company units of Falcon’s (the “Falcon’s Units”) outstanding as of immediately prior to the Business Combination.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) On the date that is three business days after the date on which all conditions to Closing have been satisfied or waived by the applicable parties (other than those conditions which can be satisfied only at the Closing, but subject to the satisfaction or waiver of such conditions at Closing) or such other time and place as may be agreed by Falcon’s and the Company (the “Closing Date”), each share of Class B common stock will convert into one share of Class A common stock (such conversion, the “Class B Exchange”) and shares of Class A common stock for which redemption rights were exercised will be redeemed.

(ii) At the SPAC Merger Effective Time, (a) first, each Unit outstanding immediately prior to the SPAC Merger Effective Time will be automatically separated and the holder thereof will be deemed to hold one share of Class A common stock and one-quarter of one warrant; (b) second, (1) each current share of Class A common stock (except for each share of Class A common stock converted from the Class B common stock pursuant to the Class B Exchange) will automatically be cancelled and cease to exist in exchange (the “Conversion”) for the right to receive (x) 0.5 shares of Pubco’s Class A common stock, par value $0.0001 per share (the “Pubco Class A Common Stock”) and 0.5 shares of Series A Preferred Stock of Pubco (the “Pubco Series A Preferred Stock”) and (y) 50% of the Additional SPAC Share Consideration (as defined in the Merger Agreement); (2) each share of Class A common stock converted from the Class B common stock pursuant to the Class B Exchange will automatically be cancelled and cease to exist in exchange for the right to receive (A) one newly issued share of Pubco Class A Common Stock and (B) the applicable portion of any Earnout Shares (as defined in the Merger Agreement); and (3) each warrant of the Company outstanding immediately prior to the SPAC Merger Effective Time will be assumed by Pubco on substantially the same terms as were in effect immediately prior to the SPAC Merger Effective Time.

(iii) Immediately prior to the Acquisition Merger Effective Time, following the SPAC Merger, Pubco will contribute to Merger Sub all of the Closing Surviving Corporation Cash (as defined in the Merger Agreement).

(iv) At the Acquisition Merger Effective Time, (a) each issued and outstanding Falcon’s Unit (other than the Cancelled Units and Falcon’s Financing Units (each as defined below)) will be converted into the right to receive (x) a number of shares of Pubco’s non-economic Class B common stock, par value $0.0001 per share (“Pubco Class B Common Stock”), and a number of limited liability company interests of Falcon’s (the “New Falcon’s Units”), in each case equal to the Acquisition Merger Exchange Number (as defined in the Merger Agreement) (the “Per Unit Consideration”) and (y) the applicable portion of any Earnout Shares and Earnout Units (as defined in the Merger Agreement); (b) each Falcon’s Unit issued in connection with the subscription for and purchase of Falcon’s Units by Infinite Acquisitions LLLP (the “Falcon’s Financing Units”) will be converted into the right to receive (x) the Per Unit Consideration and (y) a number of shares of non-economic Pubco Class B Common Stock and a number of New Falcon’s Units, in each case equal to the Additional Consideration Number (as defined in the Merger Agreement; (c) each Falcon’s Unit held in treasury of Falcon’s as of immediately prior to the Acquisition Merger Effective Time (collectively, the “Cancelled Units”) will be cancelled without any conversion and no payment or distribution will be made with respect to such Cancelled Units; (d) the units of Merger Sub that are issued and outstanding will be converted into and become (x) a number of New Falcon’s Units equal to the number of shares of Pubco Class A Common Stock outstanding immediately after the SPAC Merger, (y) a number of preferred units of Falcon’s equal to the number of shares of Pubco Series A Preferred Stock outstanding immediately after the SPAC Merger and (z) a number of warrant units of Falcon’s equal to the number of warrants of Pubco outstanding immediately after the SPAC Merger, in each case of the foregoing clauses (x) through (z) after giving effect to the redemption of any shares of common stock of the Company in connection with the exercise of redemption rights, the Class B Exchange and the Conversion.

The Merger Agreement provides for the following changes from the Original Merger Agreement:

●	Changes to Acquisition Merger Consideration: The number of shares of Pubco Class B Common Stock and New Company Units to be issued in exchange for current Falcon’s Units (excluding Falcon’s Financing Units) in the Acquisition Merger was reduced from 88,653,263 to 48,587,077.

●	EBITDA and Revenue Earnouts: In addition to the 40 million Seller Earnout Shares earned based on the Pubco Common Share Price provided for in the Original Merger Agreement, the holders of Falcon’s Units immediately before the Closing (other than the holders of Falcon’s Financing Units in their capacity as holders of Falcon’s Financing Units) will now be entitled to receive a pro rata portion of a total of up to 40 million additional Seller Earnout Shares based on Pubco’s achievement of specified EBITDA and revenue targets in 2023 and 2024. Up to 2% of the 80 million Seller Earnout Shares will be allocated to each of Sponsor and Jefferies LLC if they are earned.

●	Changes to Sponsor Consideration:

80% of the founder shares held by the Sponsor are now subject to forfeiture pro rata based on the amount of funds available at the Acquisition Merger Closing that are primarily sourced by SPAC and the Sponsor (including funds in the Trust Account after redemptions) (the “SPAC Capital Received”), measured against a target amount of $222,336,870; provided the Sponsor will retain a minimum of 1,250,000 founder shares. The Sponsor will continue to forfeit the remaining 20% of its founder shares, but will now have the opportunity to earn them back (as well as any shares forfeited based on SPAC Capital Received) based on achievement of the Pubco Common Share Price, Pubco revenue and Pubco EBITDA earnout targets.

The Sponsor further agreed to forfeit 50% of its private placement warrants if SPAC Capital Received is less than $50 million and to amend the Warrant Agreement to provide that its private placement warrants are redeemable (subject to the concurrent redemption of other warrants) at a redemption price of $0.01 per warrant if the Reference Value (as defined below) is at least $18 per share (the “Warrant Agreement Amendment”). “Reference Value” means the last reported sales price of the shares of SPAC Class A Common Stock for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

●	Extension: SPAC agreed to take certain actions to extend the date by which it has to complete a Business Combination to October 18, 2023 (the “Extension”). Infinite agreed to fund up to $2,000,000 of expenses related to the Extension pursuant to a promissory note, described in more detail above.

●

Termination: The Termination Date was extended from April 11, 2023 to September 30, 2023. SPAC’s termination right if fails to deliver its audited financial statements by a specified date was eliminated. Termination rights in favor of SPAC were added in the case where Infinite defaults under the Promissory Note or if Falcon’s enters into certain specified interim financing arrangements (the “Interim Financing Termination”). Mutual termination rights were added in the case where, following a cure period, SPAC is not listed on an approved exchange or is in default of the listing requirements of the exchange it is listed on (the “Delisting Termination”) or if the closing condition related to the listing of Pubco shares on an approved exchange is not satisfied following the satisfaction of all other closing conditions (the “Pubco Listing Termination”).

Termination Fee: SPAC will be entitled to a termination fee of $12,500,000 (minus 50% of any amounts funded by Infinite under the Promissory Note) at the time of termination if the A&R Merger Agreement is terminated for any reason specified in the Merger Agreement other than: (i) mutual agreement of Falcon’s and SPAC; (ii) SPAC’s breach of the Merger Agreement in a manner that causes the failure of a condition to Closing under the Merger Agreement (when Falcon’s is not also in breach); (iii) the consummation of either Merger is permanently enjoined or prohibited by the terms of a final, non-appealable Governmental Order or other Law if the final, non-appealable Governmental Order or other Law is generally applicable to all special purpose acquisition companies or primarily caused by any action or inaction of SPAC; (iv) the SPAC Stockholder Approval is not obtained at the Special Meeting; (v) if the SPAC board changes its recommendation to stockholders or fails to recommend the Merger in the proxy statement; (vi) pursuant to the Delisting Termination; or (vii) failure to close by the Termination Date or two days after the Special Meeting (when the Falcon’s is not in breach). In addition, no termination fee will be payable at any time Falcon’s could terminate the Merger Agreement pursuant to the Delisting Termination or because of SPAC’s breach of the Merger Agreement in a manner that causes the failure of a condition to Closing under the Merger Agreement. The termination fee will be reduced by 50% and payable at any time within 12 months of termination instead of at the time of termination if the Merger Agreement is terminated pursuant to the Interim Financing Termination or the Pubco Listing Termination, or is terminated at a time when SPAC or Falcon’s could terminate the Merger Agreement pursuant to the Pubco Listing Termination.

●	Alternative Financing: SPAC may enter into one or more agreements with any investor to effect certain Pre-Approved Financing Arrangements (as defined in the Merger Agreement) without any consent or approval required from Falcon’s.

The Merger Agreement also makes certain technical and other changes to the Original Merger Agreement. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference. The Merger Agreement contains representations, warranties, and covenants that the parties to the Merger Agreement made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties, and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about the Company, Falcon’s, Pubco or any other party to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants, and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants, and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in SPAC’s public disclosures.

On January 31, 2023, in connection with the Merger Agreement, our Sponsor, SPAC, Falcon’s and Pubco entered into an Amended and Restated Sponsor Support Agreement whereby, among other things, our Sponsor agreed (i) to exchange its shares of SPAC Class B Common Stock for shares of SPAC Class A Common Stock in accordance with SPAC’s amended and restated certificate of incorporation such that, prior to the SPAC Merger Effective Time, there shall cease to be outstanding any shares of SPAC Class B Common Stock, (ii) to forfeit a portion of its founder shares and private placement warrants to the extent and as described above and (iii) to support the Warrant Agreement Amendment.

In addition, SPAC and Infinite entered into a promissory note (the “Promissory Note”) pursuant to which Infinite agreed to advance up to $2,000,000 to the Company, with any advances under the Promissory Note to be used by SPAC to pay certain expenses of the Extension. The Promissory Note is non-interest bearing and repayable, in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Acquisition Merger and will be forgiven without payment if the Merger Agreement is terminated.

Additional information regarding Falcon’s and the Business Combination is available in the proxy statement/prospectus most recently filed by Pubco with the SEC on February 14, 2023.

Going Concern Considerations

As of December 31, 2022, we had approximately $552,000 in our operating bank account and a working capital deficit of approximately $2.1 million (not taking into account approximately $93,000 of tax liabilities that may be withdrawn from the Trust Account and excluding the working capital loan -related party).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 4). We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity through December 31, 2022 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of $600,000. In July 2022, we received another $500,000 under the Working Capital Loan from our Sponsor, for a total of $1.1 million of outstanding principal balance. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that mandatory liquidation, liquidity condition and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our management intends to complete the proposed Business Combination with Falcon’s within the Combination Period. Our Sponsor continues to have cash on hand that could be available for loans to us. Our Sponsor has no obligation to provide further funding to us. Our management believes we could obtain additional funding from our Sponsor.

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 18, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination. On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Results of Operations

Our entire activity from inception to the Initial Public Offering was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial business combination and actions in furtherance of the proposed business combination described above under “—Overview—Proposed Business Combination”. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net income of approximately $589,000, which consisted of approximately $2.1 million of a non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $5,000 of change in fair value of working capital loan and approximately $3.2 income from investments held in Trust Account, partially offset by approximately $3.7 million of general and administrative expenses, $180,000 of general and administrative expenses - related party, approximately $200,000 for franchise tax expenses and approximately $592,000 of income tax expense.

On March 10, 2023, 15,098,178 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.1498 per share, for an aggregate redemption amount of approximately $153.24 million. Following such redemptions, 7,135,509 shares of the Company’s Class A common stock remain outstanding and approximately $72.42 million remained in the Company’s trust account before the deposit of funds by the Company in the amount of $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions.

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

Notwithstanding the foregoing, if the proposed business combination described above under “—Overview—Proposed Business Combination” is consummated, the underwriter will be entitled to deferred underwriting commissions totaling $7,775,000, such amount being held in the Trust Fund until the consummation of such business combination.

Such amounts will not be adjusted to account for redemptions of the Company’s Class A common stock by the public stockholders. Accordingly, the amount of effective total underwriting commissions as a percentage of the aggregate proceeds from the Initial Public Offering will increase as the number of shares of Class A common stock redeemed increases.

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

Promissory Note with Infinite Acquisitions LLLP

On March 10, 2023, the Company caused $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions disclosed above under “—Overview—Charter Amendments and Redemptions”, to be deposited in the Company’s Trust Account. Such funds were provided by Infinite Acquisitions LLLP pursuant to the Promissory Note described in the proxy statement for the special meeting of stockholders of the Company that was filed with the Securities and Exchange Commission on February 10, 2023.

Critical Accounting Policies and Estimates

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

Investments Held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income earned from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

We account for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrant was estimated using a Monte Carlo simulation model, and as of December 31, 2022, the Private Warrant was estimated by a Black-Scholes Merton model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 22,233,687 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

As described above under “—Overview—Charter Amendments and Redemptions”, on March 10, 2023, 15,098,178 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash. As a result, as of March 10, 2023, 7,135,509 shares of Class A common stock remain issued and outstanding and subject to possible redemption.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Effective with the closing of the Initial Public Offering and the exercise of the over-allotment, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A common stock subject to possible redemption as reflected on the accompanying statements of changes in stockholders’ deficit.

Net Income Per Share of Common Stock

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,856,247 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. For the year ended December 31, 2022 we have considered the effect of Class B shares of common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages F-1 through F-28 included at the end of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Sandy Beall	72	Chief Executive Officer and Director
Garrett Schreiber	32	Chief Financial Officer
Kevin M. Reddy	64	Chairman
Ramin Arani	52	Director
Alice Elliot	66	Director
Michael Lastoria	42	Director
Steve Kassin	37	Director
Sanjay Chadda	46	Director
Cliff Moskowitz	45	Director

Sandy Beall is a restauranteur and hospitality founder, investor, operator and executive with a dynamic background that spans nearly six decades, dozens of highly successful concepts, and serving as the Chief Executive Officer of a public company for over 25 years. Mr. Beall founded Ruby Tuesday while in college in 1971, growing the concept to 15 units and ultimately selling it to Morrison Inc. in 1982. Post-acquisition, he remained the President and Chief Operating Officer of Ruby Tuesday, ultimately working his way up the organization to becoming Chairman and Chief Executive Officer of Morrison Inc. by 1995. In 1994, he was named Operator of the Year, won the Golden Chain Award from MUFSO, and was named Executive of the Year by Restaurants & Institutions. Under Mr. Beall’s recommendation and guidance, he oversaw the split of Morrison into three public companies, including Ruby Tuesday, Sodexo, and Morrison Health Care. Mr. Beall remained as Chairman and Chief Executive Officer of Ruby Tuesday, overseeing an operation that had grown to more than 800 locations in 46 states, 14 foreign countries and approximately 30,000 employees when he retired from the company. Mr. Beall also co-founded Blackberry Farm in 1975, steadily growing it with his family over the following five decades into one of the premier luxury resorts in the world. It has been recognized by Relais & Chateaux since 1994, as well as named to the Conde Nast Traveler Gold List, Wine Spectator Grand Award, the James Beard Foundation, as well as a number of other highly regarded awards and by industry groups. Mr. Beall is an investor and member of the board of directors of a number of high-growth restaurant and consumer brands, including &pizza, The Meatball Shop, Mexicue, Beyond Sushi and Chow Daddy’s. He is also the Principal of Beall Investments LLC, an investment company. Mr. Beall also served as Chief Executive Officer of FAST Acquisition Corp. (“FST”).

Garrett Schreiber joined RBC Capital Markets in 2012 and left in September 2014 to join Enhanced Capital, a portfolio company of Stone Point Capital, where he raised two tax-credit capitalized investment funds and a SBIC fund. Mr. Schreiber worked on fundraising, underwriting, and reporting efforts both to the limited partners and to government regulators. Mr. Schreiber left Enhanced Capital in May 2017, and in June 2018, he helped launch &vest, overseeing all investment, fundraising, and creative agency operations, and currently serves as a partner at &vest. Mr. Schreiber also served as Chief Financial Officer of Velocity Acquisition Corp. (“Velocity”) and FST. Mr. Schreiber received a Master of Business Administration from MIT Sloan and a Bachelor of Science in Business Administration from Washington University.

Kevin M. Reddy has served in a variety of operational and executive roles. He began his career with McDonald’s Corporation in 1983 as a regional controller and progressed into positions of escalating responsibility. Following McDonald’s investment in Chipotle in 1998, Mr. Reddy served as Restaurant Support Officer, Chief Operations Officer, and ultimately Chief Operating Officer for Chipotle, overseeing its growth from just 13 units to 420 units in seven years. In April 2005, Mr. Reddy joined Noodles & Company as President and Chief Operating Officer. In 2006, he was named Chief Executive Officer, becoming a member of its board of directors and then Chairman in 2008. He left his position as Chief Executive Officer in July 2016. Since August 2016, Mr. Reddy has been self-employed as an advisor and works closely with investor groups to acquire premium brands in the hospitality sector. In the past few years, he has worked on several large transactions with some of the most sophisticated private equity and family funds. Mr. Reddy also serves on several boards of directors in a variety of roles, including as Chairman of both public and private companies. Mr. Reddy also served as Chairman of FST. Mr. Reddy received a Bachelor of Science from Duquesne University.

Ramin Arani serves on our board of directors as an independent director. Mr. Arani has been the Chief Financial Officer of Vice Media since November 2019 and has decades of experience in fund management and financial operations. Previously, Mr. Arani worked at Fidelity Management & Research Company, where he was an Analyst & Sector Fund Manager from July 1992 to May 2000 and a Portfolio Manager from May 2000 to September 2018. Most recently, he managed the Fidelity Puritan Fund, achieving top 5% performance relative to industry peers. His financial experience spans a variety of sectors, including media, technology, health care, real estate, retail, aerospace and defense. Mr. Arani has served on several company boards, including Legendary Pictures, Rent the Runway, Goop, Rumble Boxing and Sakara Life, and currently serves on the board of directors of LiveXLive Media, Inc. and Brunello Cucinelli S.p.A. Mr. Arani also served as a director on the boards of Velocity and FST. Mr. Arani holds a Bachelor of Arts from Tufts University.

Alice Elliot serves on our board of directors as an independent director. Ms. Elliot is the founder and Chief Executive Officer of The Elliot Group, a widely respected executive recruitment agency in the restaurant and hospitality industry, where she has worked since February 1988. Nationally recognized as one of the leading advisors in executive search, human resources, and leadership, Ms. Elliot has been featured in QSR Magazine’s “20 Most Influential Restaurant Leaders,” Nation’s Restaurant News’ “50 Most Powerful People in Foodservice,” and on “CBS This Morning Saturday.” She has also been a featured speaker on Bloomberg Radio, focusing on business trends and innovation. In addition, Ms. Elliot has spoken at many industry highlights and is the recipient of several awards, including the coveted Women’s Foodservice Forum “Trailblazer” award, and the prestigious Roundtable for Women in Foodservice “Pacesetter Award.” She sits on the Board of Trustees of The Culinary Institute of America, and was inducted into the National Restaurant Association Educational Foundation’s “College of Diplomates” in 2010 for her tireless work in bringing public awareness to the hospitality industry. Ms. Elliot also served as a director on the board of FST. She received a Bachelor of Arts from the University of Colorado at Boulder.

Michael Lastoria serves on our board of directors as an independent director. Michael is a dynamic entrepreneur with a track record of founding, scaling and exiting a variety of businesses. In 2002, at the age of 22, Mr. Lastoria founded his first company, Innovation Ads, an advertising, technology and marketing services firm, as his first job out of college in New York City. In four years, as Founding Chief Executive Officer, he oversaw the rapid growth of the company and its sale to Seaport Capital, a New York-based private equity firm, in 2006. Mr. Lastoria remained the company’s Chief Executive Officer from 2006 to 2009. In 2010, Mr. Lastoria co-founded &pizza, where he currently serves as Chief Executive Officer. At &pizza, Mr. Lastoria has raised over $80.0 million of investment capital and has expanded the purpose-driven chain to 48 locations in six markets. Also in 2010, Mr. Lastoria co-founded JWALK with Mr. Jacob, a full-service creative agency that integrated design with strong business strategy. Mr. Lastoria, along with Mr. Jacob, helped shape JWALK into an industry leader that flew in the face of tradition, specializing in building cult-favorite brands with a bold digital presence. Creatively led and anchored to the bottom line, JWALK grew into a multi-million dollar-a-year business with lifestyle-driven clients. Shiseido Corporation acquired JWALK in March 2017 to bolster the group’s creative excellence and enhance its digital agility. In 2019, Mr. Lastoria and Mr. Jacob co-founded &vest, a hybrid venture fund and branding agency focused on opportunities in the consumer lifestyle space. Mr. Lastoria is a recognized startup leader and vocal advocate in the fight to raise minimum wage to $15.00 an hour, believing that every employee should not only survive, but thrive. He speaks regularly on the value of design thinking, innovation and entrepreneurship. Mr. Lastoria was named one of the Washington Business Journal’s “40 Under 40.” In 2017, he was awarded the Mort Harris Small Business person of the year by the Small Business Council of America. Mr. Lastoria also served as a director on the board of Velocity and served as an advisor to the board of FST.

Steve Kassin serves on our board of directors as an independent director. Steve Kassin is the founder and currently the Managing Partner of Infinity Real Estate, a privately owned developer, owner, and manager of high quality real estate headquartered in New York City. Mr. Kassin founded Infinity Real Estate in August 2005. Under Mr. Kassin’s leadership, Infinity has acquired or developed commercial property representing over $1.5 billion in direct investment transactions across more than 75 projects. During Mr. Kassin’s tenure, Infinity has honed its expertise in the urban multi-family, lodging and retail sectors. His management and growth initiatives have transformed Infinity Real Estate into a national real estate investment company. In October 2015, Steve was named “Fifty Under 40” in Globe Street’s Real Estate Forum publication. He is also an active participant on various industry panels and guest lectures at NYU Stern School of Business and at other educational institutions. Steve currently serves as a member of the NYU Stern Real Estate Advisory Board, chair of the NYU Alumni Council Chair, member of the NAIOP Advisory Board, member of the ICSC Next Generation Committee, member of the Executive Board, and a PREF co-founder. Mr. Kassin also served as a member of the boards of directors of Velocity and FST. Mr. Kassin received a Bachelor of Science from the Stern School of Business at New York University.

Sanjay Chadda serves on our board of directors as an independent director. Sanjay Chadda is the Co-Head of Investment Banking at Canaccord Genuity, which focuses on the broader media, digital advertising and marketing, commerce, information and marketing technology and services industries. Sanjay has led more than 125 transactions during his career and has successfully completed over 50 transactions since the beginning of 2014 alone. He joined Canaccord Genuity through its acquisition of Petsky Prunier in 2019. He focuses on origination, due diligence, marketing, management, and negotiation of both M&A and private placement transactions. Mr. Chadda also served as Chairman of the board of directors of Velocity and served as a director on the board of FST.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of eight members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Sanjay Chadda, Alice Elliot and Steve Kassin, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Kevin M. Reddy, Ramin Arani and Sandy Beall, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Michael Lastoria and Cliff Moskowitz, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our bylaws.

Committees of the Board of Directors

Our board of directors has established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Sanjay Chadda, Alice Elliot and Ramin Arani serve as members of our audit committee, and Ramin Arani chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Sanjay Chadda, Alice Elliot and Ramin Arani meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Sanjay Chadda, Alice Elliot and Ramin Arani serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Sanjay Chadda, Alice Elliot and Ramin Arani are independent and Alice Elliot chairs the compensation committee.

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

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Sanjay Chadda, Alice Elliot and Ramin Arani, and Sanjay Chadda serves as chair of the nominating and corporate governance committee.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement relating to the Initial Public Offering. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov.

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

Each of our officers and directors may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Sandy Beall	Beall Investments LLC	Family Investment Company	Principal
	Blackberry Hotel Company	Hotel Operator	Board Director
	Windstream	Telephone Service Company	Board Director
	&pizza	Mid-Atlantic Pizza Chain	Board Director
	The Meatball Shop	Italian Restaurant	Board Director
	Mexicue	Mexican Restaurant	Board Director
	Beyond Sushi	Vegan Restaurant	Board Director
	Custom Foods of America	Food Products	Board Director
	Rigor Hill Hospitality Group LLC	Hospitality Group	Board Director

Garrett Schreiber	&vest	Investment Fund	Partner

Kevin M. Reddy	&pizza	American Fast-Casual Restaurant	Chairman

Ramin Arani	Vice Media	Canadian-American Print Magazine	Chief Financial Officer
	Brunello Cucinelli	Luxury Fashion	Board Director
	LiveXLive	Digital Media	Board Director

Alice Elliot	The Elliot Group	Executive Search and Consulting	Chief Executive Officer

Michael Lastoria	&vest	Investment Fund	Co-Founder
	&pizza	Mid-Atlantic Pizza Chain	Co-Founder and Chief Executive Officer

Steve Kassin	International Council of Shopping Centers Next Gen	International Shopping Centers Council	Committee Member and Executive Board Member
	Professionals in Real Estate Forum	Commercial Real Estate Publication	Co-Founder
	Infinity Real Estate LLC	Real Estate and Investments	Managing Partner

Sanjay Chadda	Canaccord Genuity Group Inc.	Banking and Finance	Managing Director

Cliff Moskowitz	Full Beauty Brands	Retail and Apparel Company	Board Director
	Solid & Striped LLC	Apparel Company	Board Director
	Apotheke Co.	Luxury Home Fragrance Company	Board Director
	GL Concepts, LLC	Apparel Company	Board Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial stockholders own founder shares and private placement warrants. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sales price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class	Approximate Percentage of Total Outstanding Common Stock
FAST Sponsor II LLC (our sponsor)(3)	—	—	5,558,422	100%	43.8%
Sandy Beall	—	—	—	—	—
Garrett Schreiber(3)	—	—	5,558,422	100%	43.8%
Kevin M. Reddy	—	—	—	—	—
Ramin Arani	—	—	—	—	—
Michael Lastoria	—	—	—	—	—
Alice Elliot	—	—	—	—	—
Steve Kassin	—	—	—	—	—
Sanjay Chadda	—	—	—	—	—
Cliff Moskowitz	—	—	—	—	—
All officers and directors as a group (9 individuals)(3)	—	—	5,558,422	100%	43.8%
Fir Tree Capital Management LP(4)	779,805	10.9%	—	—	6.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 109 Old Branchville Road, Ridgefield, CT 06877.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of the closing of the initial business combination on a one-for-one basis, subject to adjustment.

(3)	FAST Sponsor II LLC is the record holder of the shares reported herein. FAST Sponsor II Manager LLC, a Delaware limited liability company, is the sole member and Garrett Schreiber is the manager of our sponsor and has sole voting and investment discretion with respect to the common stock held of record by our sponsor.

(4)	The business address of Fir Tree Capital Management LP, a Delaware limited partnership, is 500 5th Avenue, 9th Floor, New York, New York 10110.

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

Each whole private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a business combination by June 18, 2023 (as may be extended pursuant to our charter), the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of a convertible promissory note that is due upon the completion of a Business Combination. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On July 20, 2022, the Company borrowed an additional $500,000 from the Sponsor and amended and restated the convertible promissory note to increase the principal balance to $1.1 million. The Working Capital Loan does not bear any interest and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have six “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Ramin Arani, Alice Elliot, Michael Lastoria, Steve Kassin, Sanjay Chadda and Cliff Moskowitz is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, and of services rendered in connection with our initial public offering, totaled $65,090 and $118,450, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum $7,904 and $7,159 tax fees for the years ended December 31, 2022 and 2021, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees for the years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

See the “Index” to the Financial Statements commencing on page F-1 of this Form 10-K.

(2)	Financial Statement Schedule

All financial statements schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated January 31, 2023, by and among the Registrant, Falcon’s Beyond Global, LLC, a Florida limited liability company, Falcon’s Beyond Global, Inc., a Delaware corporation, and Palm Merger Sub, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on February 3, 2023 (File No. 001-40214)).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 19, 2021 (File No. 001-40214)).
3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 10, 2023 (File No. 001-40214)).
3.3	Second Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K filed by the Registrant on March 10, 2023 (File No. 001-40214)).
3.4	Third Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.3 filed with the Registrant’s Form 8-K filed by the Registrant on March 10, 2023 (File No. 001-40214)).
3.5	Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.3 filed with the Registrant’s Form S-1 filed by the Registrant on February 26, 2021 (File No. 333-253661)).
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form S-1 filed by the Registrant on February 26, 2021 (File No. 333-253661)).
4.2	Specimen Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 filed by the Registrant on February 26, 2021 (File No. 333-253661)).
4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Registrant’s Form S-1 filed by the Registrant on February 26, 2021 (File No. 333-253661)).
4.4	Warrant Agreement, dated March 15, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 19, 2021 (File No. 001-40214)).
4.5*	Description of Securities Registered under Section 12 of the Exchange Act.
10.1	Letter Agreement, dated March 15, 2021, by and among the Registrant, its executive officers, its directors and FAST Sponsor II LLC (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 19, 2021 (File No. 001-40214)).
10.2	Investment Management Trust Agreement, dated March 15, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on March 19, 2021 (File No. 001-40214)).
10.3	Registration Rights Agreement, dated March 15, 2021, by and between the Registrant and FAST Sponsor II LLC (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on March 19, 2021 (File No. 001-40214)).
10.4	Private Placement Warrants Purchase Agreement, dated March 15, 2021, by and between the Registrant and FAST Sponsor II LLC (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on March 19, 2021 (File No. 001-40214)).
10.5	Administrative Services Agreement, dated January 6, 2021, by and between the Registrant and FAST Sponsor II LLC (incorporated herein by reference to Exhibit 10.8 filed with the Registrant’s Form S-1 filed by the Registrant on February 26, 2021 (File No. 333-253661)).
10.6	Subscription Agreement, dated as of July 11, 2022, by and among the Registrant, Falcon’s Beyond Global, LLC and Katmandu Collections, LLLP (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on July 12, 2022 (File No. 001-40214)).

10.7	Convertible Promissory Note, dated as of July 20, 2022, by and between the Registrant and FAST Sponsor II LLC (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on July 21, 2022 (File No. 001-40214)).
10.8	Amended and Restated Sponsor Support Agreement, dated January 31, 2023, by and among FAST Sponsor II LLC, a Delaware limited company, the Registrant, Falcon’s Beyond Global, LLC, a Florida limited liability company, and Falcon’s Beyond Global, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.1 filed with the Registrant’s Form 8-K filed by the Registrant on February 3, 2023 (File No. 001-40214)).
10.9	Amended and Restated Company Member Support Agreement, dated January 31, 2023, by and among the Registrant, Falcon’s Beyond Global, Inc., a Delaware corporation, Falcon’s Beyond Global, LLC, a Florida limited liability company, Infinite Acquisitions, LLLP, a Nevada limited liability partnership, Katmandu Ventures, LLC, and CilMar Ventures, LLC Series A, a protected series of CilMar Ventures, LLC, a Delaware series limited liability company (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on February 3, 2023 (File No. 001-40214)).
10.11	Amended and Restated Sponsor Lockup Agreement, dated January 31, 2023, by and among the Registrant, Falcon’s Beyond Global, LLC, a Florida limited liability company, Falcon’s Beyond Global, Inc., a Delaware corporation, and Palm Merger Sub, LLC, a Delaware limited liability company (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on February 3, 2023 (File No. 001-40214)).
10.12	Promissory Note, dated January 31, 2023, by and between the Registrant and Infinite Acquisitions LLLP, a Nevada limited liability limited partnership (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on February 3, 2023 (File No. 001-40214)).
14	Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Registration Statement on Form S-1 filed by the Registrant on February 26, 2021 (File No. 333-253661)).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2023	FAST ACQUISITION CORP. II

	By:	/s/ Garrett Schreiber
		Name:	Garrett Schreiber
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Sandy Beall	Chief Executive Officer and Director	March 29, 2023
Sandy Beall	(Principal Executive Officer)

/s/ Garrett Schreiber	Chief Financial Officer	March 29, 2023
Garrett Schreiber	(Principal Financial and Accounting Officer)

/s/ Kevin M. Reddy	Chairman	March 29, 2023
Kevin M. Reddy

/s/ Ramin Arani	Director	March 29, 2023
Ramin Arani

/s/ Alice Elliot	Director	March 29, 2023
Alice Elliot

/s/ Michael Lastoria	Director	March 29, 2023
Michael Lastoria

/s/ Steve Kassin	Director	March 29, 2023
Steve Kassin

/s/ Sanjay Chadda	Director	March 29, 2023
Sanjay Chadda

/s/ Cliff Moskowitz	Director	March 29, 2023
Cliff Moskowitz

FAST ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FAST Acquisition Corp. II:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FAST Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 18, 2023 (as may be extended, without another stockholder vote, by resolution of the Company’s board until October 18, 2023), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2021.

/s/ WithumSmith+Brown, PC

New York, New York

March 29, 2023

PCAOB ID Number 100

FAST ACQUISITION CORP. II

BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$552,048	$584,216
Prepaid expenses	67,326	378,247
Total current assets	619,374	962,463
Investments held in Trust Account	224,655,926	222,380,591
Total Assets	$225,275,300	$223,343,054

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,594,048	$165,909
Accrued expenses	125,000	141,216
Franchise tax payable	40,000	200,000
Income tax payable	53,582	-
Due to related party	15,000	15,000
Working capital loan - related party, at fair value	1,094,749	-
Total current liabilities	3,922,379	522,125
Derivative warrant liabilities	6,603,680	8,660,890
Deferred underwriting commissions in connection with the initial public offering	7,781,790	7,781,790
Total Liabilities	18,307,849	16,964,805

Commitments and Contingencies

Class A common stock. $0.0001 par value; 22,233,687 shares subject to possible redemption at redemption value of $10.10 and $10.00 per share as of December 31, 2022 and December 31, 2021, respectively	224,462,794	222,336,870

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding at December 31, 2022 and December 31, 2021	556	556
Additional paid-in capital	-	-
Accumulated deficit	(17,495,899)	(15,959,177)
Total stockholders’ deficit	(17,495,343)	(15,958,621)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$225,275,300	$223,343,054

The accompanying notes are an integral part of the financial statements.

FAST ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

General and administrative costs	$3,675,462	$675,284
Administrative expenses - related party	180,000	150,000
Franchise tax expense	200,000	200,450
Loss from operations	(4,055,462)	(1,025,734)

Other income (expense):
Change in fair value of derivative warrant liabilities	2,057,210	4,940,730
Change in fair value of working capital loan	5,251	-
Offering cost - derivative warrant liabilities	-	(455,643)
Income earned from investments held in Trust Account	3,173,785	43,721
Income before income tax expense	1,180,784	3,503,074

Income tax expense	591,582	-
Net income	$589,202	$3,503,074

Weighted average shares outstanding of Class A common stock, basic and diluted	22,233,687	17,603,478
Basic and diluted net income per share, Class A common stock	$0.02	$0.15

Weighted average shares outstanding of Class B common stock, basic	5,558,422	5,345,604
Weighted average shares outstanding of Class B common stock, diluted	5,558,422	5,558,422
Basic and diluted net income per share, Class B common stock	$0.02	$0.15

The accompanying notes are an integral part of the financial statements.

FAST ACQUISITION CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	-	25,000
Excess cash received over the fair value of the private warrants	-	-	515,738	-	515,738
Forfeiture of Class B common stock	(191,578)	(19)	19	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	(540,182)	(19,462,251)	(20,002,433)
Net income	-	-	-	3,503,074	3,503,074
Balance - December 31, 2021	5,558,422	556	-	(15,959,177)	(15,958,621)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	(2,125,924)	(2,125,924)
Net income	-	-	-	589,202	589,202
Balance - December 31, 2022	5,558,422	$556	$-	$(17,495,899)	$(17,495,343)

The accompanying notes are an integral part of the financial statements.

FAST ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net income	$589,202	$3,503,074
Adjustments to reconcile net income to net cash used in operating activities:
Income earned from investments held in Trust Account	(3,173,785)	(43,721)
Change in fair value of derivative warrant liabilities	(2,057,210)	(4,940,730)
Change in fair value of working capital loan	(5,251)	-
Offering cost - derivative warrant liabilities	-	455,643
Changes in operating assets and liabilities:
Prepaid expenses	310,921	(378,247)
Accounts payable	2,428,139	165,909
Accrued expenses	(16,216)	41,216
Franchise tax payable	(160,000)	200,000
Income tax payable	53,582	-
Due to related party	-	15,000
Net cash used in operating activities	(2,030,618)	(981,856)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(222,336,870)
Withdrawal from Trust Account	898,450	-
Net cash provided by (used in) investing activities	898,450	(222,336,870)

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loan to related party	1,100,000	100,000
Repayment of note payable to related party	-	(100,000)
Proceeds received from initial public offering, gross	-	222,336,870
Proceeds received from private placement	-	6,446,738
Offering costs paid	-	(4,880,666)
Net cash provided by financing activities	1,100,000	223,902,942

Net (decrease) increase in cash	(32,168)	584,216

Cash - beginning of the period	584,216	-
Cash - end of the period	$552,048	$584,216

Supplemental disclosure of cash activities:
Income taxes paid	$538,000	$-

Supplemental disclosure of noncash flow activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Offering costs included in accrued expenses	$-	$100,000
Deferred underwriting commissions in connection with the initial public offering	$-	$7,781,790

The accompanying notes are an integral part of the financial statements.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is FAST Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of $7.0 million in deferred underwriting commissions (see Note 5). The Company granted the underwriter in the Initial Public Offering (the “underwriter”) a 45-day option to purchase up to 3,000,000 additional units at the Initial Public Offering price to cover over-allotments, if any. The underwriter exercised the over-allotment option in part and, on March 26, 2021, the Company consummated the sale of an additional 2,233,687 units at the Initial Public Offering price at $10.00 per Unit, generating additional gross proceeds of approximately $22.3 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.2 million, inclusive of approximately $0.8 million in deferred underwriting commissions.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination by June 18, 2023 (taking into account the extension described in Note 11, and, as such period may be extended by the Company’s stockholders or without another stockholder vote, by resolution of the Company’s board, in accordance with the amended Certificate of Incorporation, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Going Concern Consideration

As of December 31, 2022, the Company had approximately $552,000 in its operating bank account and a working capital deficit of approximately $2.1 million (not taking into account approximately $93,000 of tax liabilities that may be withdrawn from the Trust Account and excluding the working capital loan -related party.)

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under a promissory note (the “Note” as discussed in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity through December 31, 2022 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan (as defined in Note 4). As of December 31, 2022, a total of $1.1 million of principal was outstanding under the Working Capital Loan. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The Working Capital Loan does not bear any interest and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that mandatory liquidation, liquidity condition and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the proposed Business Combination with Falcon prior to the liquidation date, June 18, 2023, or such further date as determined by the Company’s board (see Note 11). The Sponsor continues to have cash on hand that could be available for loans to the Company. The Sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the Sponsor.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 18, 2023, or such further date as determined by the Company’s board (see Note 11). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Proposed Business Combination

On July 11, 2022, the Company (or “SPAC” or “Acquiror”) entered into an agreement and plan of merger (as it may be amended and/or restated from time to time, the “Original Merger Agreement”) with Falcon’s Beyond Global, LLC, a Florida limited liability company (“Falcon”), Palm Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Falcon (“Pubco”), and Palm Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Merger Sub”). On January 31, 2023, SPAC, Falcon, Pubco and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), which amended and restated the Original Merger Agreement in its entirety. See Note 11.

Pursuant to the Original Merger Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) Acquiror will merge with and into Pubco (the “SPAC Merger”), with Pubco surviving as the sole owner of Merger Sub (sometimes referred to as the “Surviving Corporation”), followed by a contribution by Pubco of all of its cash to Merger Sub to effectuate the “UP-C” structure; and (b) on the date immediately following the SPAC Merger, Merger Sub will merge with and into Falcon (the “Acquisition Merger,” and collectively with the SPAC Merger, the “Mergers”), with Falcon as the surviving entity of such merger. Following the consummation of the transactions contemplated by the Original Merger Agreement (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), the direct interests in Falcon will be held by Pubco and the holders of common units of Falcon (the “Falcon Units”) outstanding as of immediately prior to the Mergers.

The Original Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

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

(iii) At the effective time of the Acquisition Merger, (a) each issued and outstanding Falcon Unit (other than the Cancelled Units and Falcon Financing Units) will be converted into the right to receive (x) a number of shares of Pubco Class B Common Stock and a number of New Falcon Units, in each case equal to the Acquisition Merger Exchange Number (the “Per Unit Consideration”) and (y) the applicable portion of any Seller Earnout Shares (defined below); (b) each Falcon Unit issued in connection with the Falcon Financing (the “Falcon Financing Units”) will be converted into the right to receive (x) the Per Unit Consideration and (y) a number of shares of Pubco Class B Common Stock and a number of New Falcon Units, in each case equal to the Additional Consideration Number (the “Additional Falcon Financing Unit Consideration”); (c) each Falcon Unit held in treasury of the Falcon as of immediately prior to the effective time of the Acquisition Merger (collectively, the “Cancelled Units”) will be cancelled without any conversion and no payment or distribution will be made with respect thereto; (d) the units of Merger Sub that are issued and outstanding will be converted into and become (x) a number of New Falcon Units equal to the number of shares of Pubco Class A Common Stock outstanding immediately after the SPAC Merger, (y) a number of Preferred Units equal to the number of shares of Pubco Preferred Stock outstanding immediately after the SPAC Merger and (z) a number of Warrant Units equal to the number of Pubco Warrants outstanding immediately after the SPAC Merger, in each case of the foregoing clauses (x) through (z) after giving effect to the redemption of any shares of SPAC Common Stock in connection with the Offer, the Class B Exchange and the Conversion.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Holders of Falcon Units immediately before the Closing also will be entitled to receive a pro rata portion of a total of up to (i) 40,000,000 New Falcon Units and 40,000,000 shares of Class B Common Stock of Pubco (together, the “Seller Earnout Shares”), in each case that will be deposited into escrow at the Closing and be earned, released and delivered upon satisfaction of certain milestones related to the volume weighted average closing sale price of shares of Pubco Common Stock (“Pubco Common Share Price”) during the five-year period beginning on the one-year anniversary of the Acquisition Merger Closing and ending on the six-year anniversary of the Closing Date (the “Earnout Period”). 15,000,000 of the Seller Earnout Shares will vest and be released from escrow if the Pubco Common Share Price is at least $20 for 20 trading days during any 30-consecutive trading day period; another 15,000,000 of the Seller Earnout Shares will vest and be released from escrow if the Pubco Common Share Price is at least $25 for 20 trading days during any 30-consecutive trading day period; and the final 10,000,000 of the Seller Earnout Shares will vest and be released from escrow if the Pubco Common Share Price is at least $30 for 20 trading days during any 30-consecutive trading day period, in each case during the Earnout Period.

The obligations of the parties to consummate the transactions contemplated by the Original Merger Agreement (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Merger”) are subject to the satisfaction or waiver of certain customary closing conditions. Either party may terminate the Merger under certain circumstances. Upon termination of the Original Merger Agreement, in certain circumstances, Falcon will pay to the Company a termination fee equal to (i) $12,500,000 if the Company’s redeemed public share percentage is less than 90% or is unknown or (ii) $6,250,000 if the Company’s redeemed public share percentage is known and is equal to or greater than 90%.

On September 13, 2022, the Company, Pubco and Merger Sub entered into that certain Amendment No. 1 to the Original Merger Agreement (“Amendment No. 1”), pursuant to which the parties thereto extended the date by which the Company is required to deliver to SPAC PCAOB Audited Financial Statements from August 15, 2022 to September 28, 2022, and the date on which SPAC could terminate the Original Merger Agreement if the PCAOB Audited Financial Statements have not been delivered from September 14, 2022 to September 28, 2022.

In connection with the execution of the Original Merger Agreement, the Sponsor, Falcon, Pubco and Acquiror entered into an agreement (the “Original Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to waive its conversion and anti-dilution rights with respect to its shares of SPAC Common Stock in connection with the transactions contemplated by the Original Merger Agreement, vote (or cause to be voted), or execute and deliver a written consent (or cause a written consent to be executed and delivered) covering, all of its SPAC Common Stock (i) in favor of the Mergers and each other proposal related to the Mergers and the other transactions contemplated thereby, (ii) against any merger agreement or merger (other than the Original Merger Agreement and the Mergers), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Acquiror, (iii) against any change in the business, management or the board of directors of Acquiror (other than in connection with the Mergers and the other transactions contemplated by the Original Merger Agreement), and (iv) against any proposal, action or agreement that would (w) impede, frustrate, prevent or nullify the Original Merger Agreement or any Merger, (x) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Acquiror or the Merger Sub under the Original Merger Agreement, (y) result in any of the conditions set forth in the Original Merger Agreement not being fulfilled or (z) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, Acquiror.

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

See the Company’s Current Reports on Form 8-K filed with the SEC on July 12, 2022 and September 16, 2022 including the Original Merger Agreement, Amendment No. 1, and related supporting agreements.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income earned from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes Merton model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2022 and 2021, 22,233,687 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A common stock subject to possible redemption as reflected on the accompanying statements of changes in stockholders’ deficit.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,856,247 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. For the year ended December 31, 2021 the Company has considered the effect of Class B shares of common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For the Year Ended December 31,		For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic	$471,362	$117,840	$2,687,092	$815,982
Allocation of net income - diluted	$471,362	$117,840	$2,662,402	$840,672
Denominator:
Basic weighted average common shares outstanding	22,233,687	5,558,422	17,603,478	5,345,604
Effect of dilutive securities	-	-	-	212,818
Diluted weighted average common shares outstanding	22,233,687	5,558,422	17,603,478	5,558,422
Basic and diluted net income per common share	$0.02	$0.02	$0.15	$0.15

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

Note 4 - Related Party Transactions

Founder Shares

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units; thus, the initial stockholders forfeited 191,578 shares of Class B common stock accordingly. As of December 31, 2022 and 2021, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of a convertible promissory note that is due upon the completion of a Business Combination. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On July 20, 2022, the Company borrowed an additional $500,000 from the Sponsor and amended the convertible promissory note to increase the principal balance to $1.1 million. The Working Capital Loan does not bear any interest and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Administrative Service Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred approximately $180,000 and $150,000 in administrative expenses under the agreement, which is recognized in the accompanying statements of operations for years ended December 31, 2022 and 2021, within general and administrative expense - related party, respectively. As of December 31, 2022 and 2021, $15,000 was outstanding under such agreement and included as due to related party on the accompanying balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of December 31, 2022 and 2021, there was no such outstanding balance presented in the accompanying balance sheets, respectively.

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

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, which were all subject to redemption and are classified outside of permanent equity in the balance sheet.

Class A common stock subject to possible redemption reflected on the accompanying balance sheets is reconciled on the following table:

Gross proceeds	$222,336,870

Less:
Fair value of Public Warrants at issuance	(7,670,620)
Offering costs allocated to Class A common stock subject to possible redemption	(12,331,812)
Plus:
Accretion of carrying value to redemption value	20,002,432
Class A common stock subject to possible redemption as of December 31, 2021	222,336,870
Increase in redemption value of Class A common stock subject to possible redemption	2,125,924
Class A common stock subject to possible redemption as of December 31, 2022	$224,462,794

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 22,233,687 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets (See Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units; thus, the initial stockholders forfeited 191,578 shares of Class B common stock accordingly. At December 31, 2022 and 2021, 5,558,422 shares of Class B common stock were issued and outstanding, none subject to forfeiture.

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

Note 8 - Warrants

As of December 31, 2022 and 2021, there were 5,558,422 Public Warrants and 4,297,825 Private Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities (1)	$224,655,926	$-	$-	$224,655,926
Liabilities:
Derivative warrant liabilities - Public Warrants	3,724,140	-	-	3,724,140
Derivative warrant liabilities - Private Warrants	-	-	2,879,540	2,879,540
Working capital loan—related party	-	-	1,094,749	1,094,749
Total fair value	$228,380,066	$-	$3,974,289	$232,354,355

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities (1)	$222,380,591	$-	$-	$222,380,591
Liabilities:
Derivative warrant liabilities - Public warrants	4,835,830	-	-	4,835,830
Derivative warrant liabilities - Private warrants	-	-	3,825,060	3,825,060
Total fair value	$227,216,421	$-	$3,825,060	$231,041,481

(1)	Includes $25 and $1,099 in cash as of December 31, 2022 and 2021, respcectively.

Transfers to/from Level 3 measurements are recognized at the beginning of the reporting period. The fair value measurement of the derivative warrant liabilities - Public warrants transferred from a Level 3 measurement to a Level 1 measurement as they became separately listed and traded in May 2021.

As of December 31, 2022 Level 1 assets included investments in U.S. Treasury funds and as of December 31, 2021, investments mainly in U.S. Treasury Bills. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Derivative Warrant Liabilities

For periods where no observable traded price was available, the fair value of the Public Warrants and Private Placement Warrants were estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. As of December 31, 2022, the fair value of the Public Warrants was determined by their listed trading price and the fair value of Private Placement Warrants was estimated by employing a Black-Scholes Merton formula and a Monte Carlo simulation analysis.

For the years ended December 31, 2022 and 2021, the Company recognized income of approximately $2.1 million and $4.9 million, respectively, from a decrease in the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Inherent in the Monte Carlo simulations and Black-Scholes Merton model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. If factors or assumptions change, the estimated fair values could be materially different. The Company estimated the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. As of December 31, 2022, the Company estimated the volatility of its Private Warrants based on the implied volatility of the Company’s Public Warrants determined running simulations of the Public Warrant price. A significant increase or decrease in volatility alone could have a significant impact on the valuation. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	As of December 31,	As of December 31,
	2022	2021
Exercise price	$11.50	$11.50
Stock price	$10.01	$9.72
Option term (in years)	5.08	5.75
Volatility	3.3%	16%
Risk-free interest rate	3.99%	1.33%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the years ended December 31, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	13,601,620
Transfer of Public Warrants to Level 1 measurement	(7,503,870)
Change in fair value of derivative warrant liabilities	(2,272,690)
Derivative warrant liabilities at December 31, 2021 - Level 3	$3,825,060
Change in fair value of derivative warrant liabilities	(945,520)
Derivative warrant liabilities at December 31, 2022 - Level 3	$2,879,540

Working Capital Loan

There were no Working Capital Loan outstanding as of December 31, 2021. The change in the fair value of the working capital loan-related party measured with Level 3 inputs for the year ended December 31, 2022 is summarized as follows:

Fair value of working capital loans—related party, December 31, 2021	$-
Issuance of working capital loan - related party	1,100,000
Change in fair value of working capital loans - related party	(5,251)
Fair value of working capital loans—related party, December 31, 2022	$1,094,749

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The estimated fair value of the Working Capital Loan was estimated utilizing a simulation model similar to the one employed in the Public and Private Placement Warrant valuation with Level 3 inputs.

For the year ended December 31, 2022, the Company recognized a gain of approximately $5,300 from a decrease in the fair value of working capital loan, presented as change in fair value of working capital loan on the accompanying statements of operations.

The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Working Capital Loan as of their measurement dates:

As of December 31, 2022
Conversion price	$1.50
Stock price	$10.01
Maturity	0.08
Volatility	3.3%
Risk-free interest rate	3.99%
Straight debt yield	5.80%

Note 10 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Current
Federal	$591,582	$-
State	-	-
Deferred
Federal	(777,128)	(208,978)
State	-	-
Valuation allowance	777,128	208,978
Income tax provision	$591,582	$-

The Company’s net deferred tax assets are as follows as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$986,107	$176,460
Net operating loss carryforwards	-	32,519
Total deferred tax assets	986,107	208,979
Valuation allowance	(986,107)	(208,979)
Deferred tax asset, net of allowance	$-	$-

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate (benefit) is as follows for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(36.6)%	(29.6)%
Offering cost - derivative warrant liabilities	0.0%	2.7%
Change in fair value of working capital loan	(0.1)%	0.0%
Change in valuation allowance	65.8%	6.0%
Effective tax rate	50.1%	0.0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than described below, that would require adjustment or disclosures in the financial statements.

Amended Merger Agreement

On January 31, 2023, the Company, Falcon, Pubco and Merger Sub entered into that certain Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), which amended and restated the Original Merger Agreement in its entirety to, among other things, provide for the following:

●	Changes to Acquisition Merger Consideration: The number of shares of Pubco Class B Common Stock and New Falcon’s Units to be issued in exchange for current Falcon Units (excluding Falcon Financing Units) in the Acquisition Merger has been reduced from 88,653,263 to 48,587,077.

●	EBITDA and Revenue Earnouts: In addition to the 40 million Seller Earnout Shares earned based on the Pubco Common Share Price provided for in the Original Merger Agreement, the holders of Falcon Units immediately before the Closing (other than the holders of Falcon Financing Units in their capacity as holders of Falcon Financing Units) will now be entitled to receive a pro rata portion of a total of up to 40 million additional Seller Earnout Shares based on Pubco’s achievement of specified EBITDA and revenue targets in 2023 and 2024. Up to 2% of the 80 million Seller Earnout Shares will be allocated to each the Sponsor and Jefferies LLC if they are earned.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

●	Changes to Sponsor Consideration:

●	80% of the Founder Shares held by the Sponsor are now subject to forfeiture pro rata based on the amount of funds available at the Acquisition Merger Closing that are primarily sourced by SPAC and the Sponsor (including funds in the Trust Account after redemptions) (the “SPAC Capital Received”), measured against a target amount of $222,336,870; provided the Sponsor will retain a minimum of 1,250,000 Founder Shares. The Sponsor will continue to forfeit the remaining 20% of its Founder Shares, but will now have the opportunity to earn them back (as well as any shares forfeited based on SPAC Capital Received) based on achievement of the Pubco Common Share Price, Pubco revenue and Pubco EBITDA earnout targets.

●	The Sponsor further agreed to forfeit 50% of its Private Placement Warrants if SPAC Capital Received is less than $50 million and to amend the Warrant Agreement to provide that its Private Placement Warrants are redeemable (subject to the concurrent redemption of other warrants) at a redemption price of $0.01 per warrant if the Reference Value (as defined below) is at least $18 per share (the “Warrant Agreement Amendment”). “Reference Value” means the last reported sales price of the shares of SPAC Class A Common Stock for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

●	Extension: SPAC agreed to take certain actions to extend the date by which it has to complete a Business Combination to October 18, 2023 (the “Extension”). Infinite Acquisitions LLLP, a majority equity holder of Falcon (“Infinite”), agreed to fund up to $2,000,000 of expenses related to the Extension pursuant to a promissory note, described in more detail below.

●	Termination: The Termination Date was extended from April 11, 2023 to September 30, 2023. SPAC’s termination right if fails to deliver its audited financial statements by a specified date was eliminated. Termination rights in favor of SPAC were added in the case where Infinite defaults under the Promissory Note or if Falcon enters into certain specified interim financing arrangements (the “Interim Financing Termination”). Mutual termination rights were added in the case where, following a cure period, SPAC is not listed on an approved exchange or is in default of the listing requirements of the exchange it is listed on (the “Delisting Termination”) or if the closing condition related to the listing of Pubco shares on an approved exchange is not satisfied following the satisfaction of all other closing conditions (the “Pubco Listing Termination”).

●	Termination Fee: SPAC will be entitled to a termination fee of $12,500,000 (minus 50% of any amounts funded by Infinite under the Promissory Note) at the time of termination if the A&R Merger Agreement is terminated for any reason specified in the A&R Merger Agreement other than: (i) mutual agreement of Falcon and SPAC; (ii) SPAC’s breach of the A&R Merger Agreement in a manner that causes the failure of a condition to Closing under the A&R Merger Agreement (when Falcon is not also in breach); (iii) the consummation of either Merger is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law if the final, non-appealable governmental order or other law is generally applicable to all special purpose acquisition companies or primarily caused by any action or inaction of SPAC; (iv) stockholders fail to approve the Business Combination at the special meeting of stockholders called for such purpose; (v) if the SPAC board changes its recommendation to stockholders or fails to recommend the Merger in the proxy statement; (vi) pursuant to the Delisting Termination; or (vii) failure to close by the Termination Date or two days after the Special Meeting (when the Falcon is not in breach). In addition, no termination fee will be payable at any time Falcon could terminate the A&R Merger Agreement pursuant to the Delisting Termination or because of SPAC’s breach of the A&R Merger Agreement in a manner that causes the failure of a condition to Closing under the Merger Agreement. The termination fee will be reduced by 50% and payable at any time within 12 months of termination instead of at the time of termination if the A&R Merger Agreement is terminated pursuant to the Interim Financing Termination or the Pubco Listing Termination, or is terminated at a time when SPAC or Falcon could terminate the A&R Merger Agreement pursuant to the Pubco Listing Termination.

●	Alternative Financing: SPAC may enter into one or more agreements with any investor to effect certain Pre-Approved Financing Arrangements (as defined in the A&R Merger Agreement) without any consent or approval required from Falcon.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The A&R Merger Agreement also makes certain technical and other changes to the Original Merger Agreement. The foregoing description of the A&R Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the A&R Merger Agreement, a copy of which is attached as Exhibit 2.1 to SPAC’s Annual Report on Form 10-K for the year ended December 31, 2022 and is incorporated herein by reference. The A&R Merger Agreement contains representations, warranties, and covenants that the parties to the A&R Merger Agreement made to each other as of the date of the A&R Merger Agreement or other specific dates. The assertions embodied in those representations, warranties, and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the A&R Merger Agreement. The A&R Merger Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about FAST Acquisition Corp. II, Falcon, Pubco or any other party to the A&R Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the A&R Merger Agreement, which were made only for purposes of the A&R Merger Agreement and as of specific dates, were solely for the benefit of the parties to the A&R Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the A&R Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants, and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the A&R Merger Agreement. In addition, the representations, warranties, covenants, and agreements and other terms of the A&R Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the A&R Merger Agreement, which subsequent information may or may not be fully reflected in SPAC’s public disclosures.

On January 31, 2023, in connection with the A&R Merger Agreement, the Company’s Sponsor, SPAC, Falcon and Pubco entered into an Amended and Restated Sponsor Support Agreement whereby, among other things, the Sponsor agreed (i) to exchange its shares of SPAC Class B Common Stock for shares of SPAC Class A Common Stock in accordance with SPAC’s amended and restated certificate of incorporation such that, prior to the SPAC Merger Effective Time, there shall cease to be outstanding any shares of SPAC Class B Common Stock, (ii) to forfeit a portion of its founder shares and private placement warrants to the extent and as described above and (iii) to support the Warrant Agreement Amendment.

In addition, SPAC and Infinite entered into a promissory note (the “Promissory Note”) pursuant to which Infinite agreed to advance up to $2,000,000 to the Company, with any advances under the Promissory Note to be used by SPAC to pay certain expenses of the Extension. The Promissory Note is non-interest bearing and repayable, in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Acquisition Merger and will be forgiven without payment if the A&R Merger Agreement is terminated.

See the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023 including the A&R Merger Agreement and related amended supporting agreements. In addition, on February 14, 2023, Pubco, filed with the SEC a registration statement on Form S-4 (File No. 333-269778) (the “Registration Statement”) that includes a proxy statement/prospectus relating to the proposed Business Combination as more fully described in the Registration Statement.

Stockholder Meeting, Amendments, Redemptions and Trust Deposits

On March 3, 2023, the Company held a special meeting of stockholders (the “Stockholder Meeting”), in which the Company’s stockholders voted on the following proposals at the Stockholder Meeting, each of which were approved.

●	Proposal 1. To approve and adopt an amendment to the Company’s Certificate of Incorporation (the “Extension Amendment”) to (i) change the date by which the Company must consummate a business combination from March 18, 2023 (the “Current Outside Date”) to June 18, 2023 (the “Extended Date”), and (ii) to allow the Company, without another stockholder vote, by resolution of the Company’s board, to elect to further extend this date in one-month increments (the “Additional Extended Date”), up to four additional times (the “Extension Amendment Proposal”).

●	Proposal 2. To approve and adopt an amendment to the Company’s Certificate of Incorporation to provide for the right of a holder of SPAC Class B Common Stock of to convert into SPAC Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”).

●	Proposal 3. To approve and adopt an amendment to the Company’s Certificate of Incorporation to delete: (i) the limitation that the Company shall not consummate a Business Combination if it would cause the Company’s net tangible assets to be less than $5,000,001; and (ii) the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (the “Redemption Limitation Amendment Proposal”).

On March 10, 2023, the Company filed amendments to its Certificate of Incorporation to reflect the proposals. The amendments to the Company’s Certificate of Incorporation were filed with a Current Report on Form 8-K filed on March 10, 2023.

FAST ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

In connection with the Extension Amendment, 15,098,178 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.1498 per share, for an aggregate redemption amount of approximately $153.24 million. Following such redemptions, 7,135,509 shares of the Company’s Class A common stock remain outstanding and approximately $72.42 million remain in the Company’s Trust Account before the deposit of funds by the Company as described in the following paragraph.

Also, in connection with approval of the Extension Amendment and the extension of the date by which the Company must consummate a Business Combination to June 18, 2023, the Company caused $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions disclosed above, to be deposited in the Company’s Trust Account. Such funds were provided by Infinite Acquisitions LLLP pursuant to the Promissory Note described in the proxy statement for the special meeting of stockholders of the Company that was filed with the Securities and Exchange Commission on February 10, 2023.

Without approval of the Public Stockholders, the Company may, by resolution of the Board, if requested by the Sponsor, and upon 2 business days’ advance notice prior to the Extended Date or Additional Extended Date, as applicable, extend the Extended Date up to four additional times until October 18, 2023, or a total of up to seven months after the Current Outside Date, provided that we deposit into the Trust Account, for each such additional month, an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $250,000, which the Company shall deposit into the Trust Account at the beginning of each month (the “Monthly Deposit”), for an aggregate deposit of up to $1.75 million (if all additional extensions are exercised). For so long as the Merger Agreement has not been terminated in accordance with its terms and the Business Combination has not been consummated, our Board will extend the Extended Date for the next calendar month.

We have entered into an unsecured promissory note (the “Note”) with Infinite Acquisitions LLLP, a Nevada limited liability limited partnership and currently the holder of the majority of the equity in Falcon’s (“Infinite”), whereby Infinite agreed to lend the Company up to $2 million for the sole purpose of paying the fees and expenses of the Company or the Sponsor incurred or committed to be incurred in furtherance of the Extension, which amount would be sufficient to fund up to approximately $1.5 million of the Company’s potential additional deposits into the trust account. The Note is non-interest bearing and repayable in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Business Combination and will be forgiven without payment if the Merger Agreement is terminated. Any additional deposits into the trust account beyond the amount covered under the Note are expected to be funded from the Company’s working capital account, which may be funded by working capital loans from the Sponsor, that would either be repaid upon consummation of a business combination or, at the Sponsor’s discretion, be converted into warrants of the post business combination entity at a price of $1.50 per warrant.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. There is currently uncertainty concerning the applicability of the Investment Company Act to SPACs. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. While the funds in the Trust Account have, since the Company’s IPO, been held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act, to mitigate the risk of being viewed as operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on March 13, 2023, we instructed Continental Stock Transfer & Trust Company, the trustee, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing bank deposit account until the earlier of consummation of our initial business combination or the Company’s liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 3.5% per annum. Following a liquidation of the Trust Account assets, if we are unable to achieve more than minimal interest, on the funds held in the Trust Account, the dollar amount Public Stockholders would otherwise receive upon any redemption or liquidation of the Company would be less than if the assets in the Trust Account remained in U.S. government securities or money market funds.