Form 10-K/A
period 2022-12-31
FAST Acquisition Corp. II
filed 2023-05-02
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference: None.

Auditor Name	Auditor Location	Auditor Firm ID
WithumSmith+Brown, PC	New York, New York	100

EXPLANATORY NOTE

FAST Acquisition Corp. II (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “Original Filing”) solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” the Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in the Amendment, paragraph 3 of each of the certifications set forth in the exhibits has been omitted.

The Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Amendment:

(3) Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2023	FAST ACQUISITION CORP. II

	By:	/s/ Garrett Schreiber
		Name:	Garrett Schreiber
		Title:	Chief Financial Officer

2