Form 10-Q
period 2023-03-31
FAST Acquisition Corp. II
filed 2023-05-15
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 7,135,509 shares of Class A common stock, par value $0.0001 per share, and 5,558,422 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

FAST ACQUISITION CORP. II

Form 10-Q

For the Quarter ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FAST ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$674,537	$552,048
Prepaid expenses	82,431	67,326
Total current assets	756,968	619,374
Investments and cash held in Trust Account	73,615,106	224,655,926
Total Assets	$74,372,074	$225,275,300

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$3,317,660	$2,594,048
Accrued expenses	145,009	125,000
Franchise tax payable	50,000	40,000
Income tax payable	—	53,582
Due to related party	15,000	15,000
Excise tax payable	1,532,435	—
Convertible promissory note, at fair value	1,013,295	—
Working capital loan - related party, at fair value	1,082,597	1,094,749
Total current liabilities	7,155,996	3,922,379
Derivative warrant liabilities	4,533,870	6,603,680
Deferred underwriting commissions in connection with the initial public offering	7,781,790	7,781,790
Total Liabilities	19,471,656	18,307,849

Commitments and Contingencies

Class A common stock. $0.0001 par value; 7,135,509 and 22,233,687 shares subject to possible redemption at redemption value of approximately $10.30 and $10.10 per share as of March 31, 2023 and December 31, 2022, respectively	73,525,070	224,462,794

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding at March 31, 2023 and December 31, 2022	556	556
Additional paid-in capital	—	—
Accumulated deficit	(18,625,208)	(17,495,899)
Total stockholders’ deficit	(18,624,652)	(17,495,343)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$74,372,074	$225,275,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

General and administrative costs	$1,120,291	$236,998
Administrative expenses - related party	45,000	45,000
Franchise tax expense	50,250	49,315
Loss from operations	(1,215,541)	(331,313)

Other income (expense):
Change in fair value of derivative warrant liabilities	2,069,810	5,408,330
Change in fair value of working capital loan	12,152	—
Change in fair value of convertible promissory note	236,705
Income (loss) from investments held in Trust Account	2,018,533	(60,079)
Income before income tax expense	3,121,659	5,016,938

Income tax expense	413,339	—
Net income	$2,708,320	$5,016,938

Weighted average shares outstanding of Class A common stock, basic and diluted	18,543,021	22,233,687
Basic and diluted net income per share, Class A common stock	$0.11	$0.18
Weighted average shares outstanding of Class B common stock, basic and diluted	5,558,422	5,558,422
Basic and diluted net income per share, Class B common stock	$0.11	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	5,558,422	$556	$—	$(17,495,899)	$(17,495,343)
Accretion of Class A common stock subject to possible redemption	—	—	—	(2,305,194)	(2,305,194)
Excise tax payable attributable to redemption of common stock				(1,532,435)	(1,532,435)
Net income	—	—	—	2,708,320	2,708,320
Balance - March 31, 2023 (Unaudited)	5,558,422	$556	$—	$(18,625,208)	$(18,624,652)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,558,422	$556	$—	$(15,959,177)	$(15,958,621)
Net income	—	—	—	5,016,938	5,016,938
Balance - March 31, 2022 (Unaudited)	5,558,422	$556	$—	$(10,942,239)	$(10,941,683)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,708,320	$5,016,938
Adjustments to reconcile net income to net cash used in operating activities:
(Income) loss from investments held in Trust Account	(2,018,533)	60,079
Change in fair value of derivative warrant liabilities	(2,069,810)	(5,408,330)
Change in fair value of working capital loans	(12,152)	—
Change in fair value of convertible promissory note	(236,705)
Changes in operating assets and liabilities:
Prepaid expenses	(15,105)	79,666
Accounts payable	723,612	112,214
Accrued expenses	20,009	(122,633)
Franchise tax payable	10,000	(150,685)
Income tax payable	(53,582)	—
Due to related party	—	(15,000)
Net cash used in operating activities	(943,946)	(427,751)

Cash Flows from Investing Activities
Cash withdrawn for redemptions	153,242,918	—
Interest withdrawn for tax purposes	566,435
Contribution to Trust Account to fund Extension	(750,000)	—
Net cash provided by investing activities	153,059,353	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note for Extension	1,250,000	—
Redemption of common stock	(153,242,918)	—
Net cash used in financing activities	(151,992,918)	—

Net increase (decrease) in cash	122,489	(427,751)

Cash - beginning of the period	552,048	584,216
Cash - end of the period	$674,537	$156,465

Supplemental disclosure of noncash flow activities:
Excise tax payable	$1,532,435	$—

Supplemental disclosure of cash activities:
Income taxes paid	$516,435	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In March 2023, the Company liquidated the U.S. “government securities” held in the Trust Account. The funds in the trust account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial business combination and liquidation.

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

On March 3, 2023, the Company held a special meeting of stockholders (the “Stockholder Meeting”), in which the Company’s stockholders voted to approve and adopt an amendment to the Company’s Certificate of Incorporation (the “Extension Amendment”) to (i) change the date by which the Company must consummate a business combination from March 18, 2023 (the “Current Outside Date”) to June 18, 2023 (the “Extended Date”), and (ii) to allow the Company, without another stockholder vote, by resolution of the Company’s board, to elect to further extend this date in one-month increments (the “Additional Extended Date”), up to four additional times (the “Extension Amendment Proposal”).

In connection with the Extension Amendment, 15,098,178 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.1498 per share, for an aggregate redemption amount of approximately $153.24 million. Following such redemptions, 7,135,509 shares of the Company’s Class A common stock remain outstanding and approximately $72.42 million remain in the Company’s Trust Account.

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

If the Company is unable to complete a Business Combination by June 18, 2023 (taking into account the extension and, as such period may be extended by the Company’s stockholders or without another stockholder vote, by resolution of the Company’s board, in accordance with the amended Certificate of Incorporation, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of March 31, 2023, the Company had approximately $675,000 in its operating bank account and a working capital deficit of approximately $3.7 million (not taking into account approximately $50,000 of tax liabilities that may be withdrawn from the Trust Account and excluding the working capital loan -related party.)

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under a promissory note (the “Note” as discussed in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity through March 31, 2023 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan (as defined in Note 4). As of March 31, 2023, a total of $1.1 million of principal was outstanding under the Working Capital Loan. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The Working Capital Loan does not bear any interest and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the proposed Business Combination with Falcon prior to the liquidation date, June 18, 2023, or such further date as determined by the Company’s board. The Sponsor continues to have cash on hand that could be available for loans to the Company. The Sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the Sponsor.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 18, 2023, or such further date as determined by the Company’s board. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

(iii) At the effective time of the Acquisition Merger, (a) each issued and outstanding Falcon Unit (other than the Cancelled Units and Falcon Financing Units) will be converted into the right to receive (x) a number of shares of Pubco Class B Common Stock and a number of limited liability company interests of Falcon (“New Falcon Units”), in each case equal to the Acquisition Merger Exchange Number (the “Per Unit Consideration”) and (y) the applicable portion of any Seller Earnout Shares (defined below); (b) each Falcon Unit issued in connection with the Falcon Financing (the “Falcon Financing Units”) will be converted into the right to receive (x) the Per Unit Consideration and (y) a number of shares of Pubco Class B Common Stock and a number of New Falcon Units, in each case equal to the Additional Consideration Number (the “Additional Falcon Financing Unit Consideration”); (c) each Falcon Unit held in treasury of the Falcon as of immediately prior to the effective time of the Acquisition Merger (collectively, the “Cancelled Units”) will be cancelled without any conversion and no payment or distribution will be made with respect thereto; (d) the units of Merger Sub that are issued and outstanding will be converted into and become (x) a number of New Falcon Units equal to the number of shares of Pubco Class A Common Stock outstanding immediately after the SPAC Merger, (y) a number of Preferred Units equal to the number of shares of Pubco Preferred Stock outstanding immediately after the SPAC Merger and (z) a number of warrant units equal to the number of Pubco Warrants outstanding immediately after the SPAC Merger, in each case of the foregoing clauses (x) through (z) after giving effect to the redemption of any shares of SPAC Common Stock in connection with the Offer, the Class B Exchange and the Conversion.

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

On September 13, 2022, the Company, Falcon, Pubco and Merger Sub entered into that certain Amendment No. 1 to the Original Merger Agreement (“Amendment No. 1”), pursuant to which the parties thereto extended the date by which Falcon is required to deliver to the Company PCAOB Audited Financial Statements from August 15, 2022 to September 28, 2022, and the date on which the Company could terminate the Merger Agreement if the PCAOB Audited Financial Statements have not been delivered from September 14, 2022 to September 28, 2022.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amended Merger Agreement

On January 31, 2023, the Company, Falcon, Pubco and Merger Sub entered into the A&R Merger Agreement, which amended and restated the Original Merger Agreement in its entirety to, among other things, provide for the following:

●	Changes to Acquisition Merger Consideration: The number of shares of Pubco Class B Common Stock and New Falcon’s Units to be issued in exchange for current Falcon Units (excluding Falcon Financing Units) in the Acquisition Merger has been reduced from 88,653,263 to 48,587,077.

●	EBITDA and Revenue Earnouts: In addition to the 40 million Seller Earnout Shares earned based on the Pubco Common Share Price provided for in the Original Merger Agreement, the holders of Falcon Units immediately before the Closing (other than the holders of Falcon Financing Units in their capacity as holders of Falcon Financing Units) will now be entitled to receive a pro rata portion of a total of up to 40 million additional Seller Earnout Shares based on Pubco’s achievement of specified EBITDA and revenue targets in 2023 and 2024. Up to 2% of the 80 million Seller Earnout Shares will be allocated to each the Sponsor and Jefferies LLC if they are earned.

●	Changes to Sponsor Consideration:

●	80% of the Founder Shares held by the Sponsor are now subject to forfeiture pro rata based on the amount of funds available at the Acquisition Merger Closing that are primarily sourced by the Company and the Sponsor (including funds in the Trust Account after redemptions) (the “SPAC Capital Received”), measured against a target amount of $222,336,870; provided the Sponsor will retain a minimum of 1,250,000 Founder Shares. The Sponsor will continue to forfeit the remaining 20% of its Founder Shares but will now have the opportunity to earn them back (as well as any shares forfeited based on SPAC Capital Received) based on achievement of the Pubco Common Share Price, Pubco revenue and Pubco EBITDA earnout targets.

●	The Sponsor further agreed to forfeit 50% of its Private Placement Warrants if SPAC Capital Received is less than $50 million and to amend the warrant agreement to provide that its Private Placement Warrants are redeemable (subject to the concurrent redemption of other warrants) at a redemption price of $0.01 per warrant if the Reference Value (as defined below) is at least $18 per share (the “Warrant Agreement Amendment”). “Reference Value” means the last reported sales price of the shares of the Company’s Class A Common Stock for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

●	Extension: The Company agreed to take certain actions to extend the date by which it has to complete a Business Combination to October 18, 2023 (the “Extension”). Infinite Acquisitions LLLP, a majority equity holder of Falcon (“Infinite”), agreed to fund up to $2,000,000 of expenses related to the Extension pursuant to the Promissory Note, described in more detail below.

●	Termination: The termination date (the “Termination Date”) was extended from April 11, 2023 to September 30, 2023. The Company’s termination right if fails to deliver its audited financial statements by a specified date was eliminated. Termination rights in favor of the Company were added in the case where Infinite defaults under the Promissory Note or if Falcon enters into certain specified interim financing arrangements (the “Interim Financing Termination”). Mutual termination rights were added in the case where, following a cure period, the Company is not listed on an approved exchange or is in default of the listing requirements of the exchange it is listed on (the “Delisting Termination”) or if the closing condition related to the listing of Pubco shares on an approved exchange is not satisfied following the satisfaction of all other closing conditions (the “Pubco Listing Termination”).

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Termination Fee: The Company will be entitled to a termination fee of $12,500,000 (minus 50% of any amounts funded by Infinite under the Promissory Note) at the time of termination if the A&R Merger Agreement is terminated for any reason specified in the A&R Merger Agreement other than: (i) mutual agreement of Falcon and the Company; (ii) the Company’s breach of the A&R Merger Agreement in a manner that causes the failure of a condition to Closing under the A&R Merger Agreement (when Falcon is not also in breach); (iii) the consummation of either Merger is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law if the final, non-appealable governmental order or other law is generally applicable to all special purpose acquisition companies or primarily caused by any action or inaction of the Company; (iv) stockholders fail to approve the Business Combination at the special meeting of stockholders called for such purpose; (v) if the Company’s board changes its recommendation to stockholders or fails to recommend the Merger in the proxy statement; (vi) pursuant to the Delisting Termination; or (vii) failure to close by the Termination Date or two days after the Special Meeting (when the Falcon is not in breach). In addition, no termination fee will be payable at any time Falcon could terminate the A&R Merger Agreement pursuant to the Delisting Termination or because of the Company’s breach of the A&R Merger Agreement in a manner that causes the failure of a condition to Closing under the Merger Agreement. The termination fee will be reduced by 50% and payable at any time within 12 months of termination instead of at the time of termination if the A&R Merger Agreement is terminated pursuant to the Interim Financing Termination or the Pubco Listing Termination or is terminated at a time when the Company or Falcon could terminate the A&R Merger Agreement pursuant to the Pubco Listing Termination.

●	Alternative Financing: The Company may enter into one or more agreements with any investor to effect certain Pre-Approved Financing Arrangements (as defined in the A&R Merger Agreement) without any consent or approval required from Falcon.

The A&R Merger Agreement also makes certain technical and other changes to the Original Merger Agreement. The foregoing description of the A&R Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the A&R Merger Agreement. The A&R Merger Agreement contains representations, warranties, and covenants that the parties to the A&R Merger Agreement made to each other as of the date of the A&R Merger Agreement or other specific dates. The assertions embodied in those representations, warranties, and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the A&R Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the A&R Merger Agreement, which were made only for purposes of the A&R Merger Agreement and as of specific dates, were solely for the benefit of the parties to the A&R Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the A&R Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. In addition, the representations, warranties, covenants, and agreements and other terms of the A&R Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the A&R Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

On January 31, 2023, in connection with the A&R Merger Agreement, the Company, Sponsor, Falcon and Pubco entered into an Amended and Restated Sponsor Support Agreement whereby, among other things, the Sponsor agreed (i) to exchange its shares of the Company’s Class B Common Stock for shares of Class A Common Stock in accordance with the Company’s amended and restated certificate of incorporation such that, prior to the Merger Effective Time, there shall cease to be outstanding any shares of the Company’s Class B Common Stock, (ii) to forfeit a portion of its founder shares and private placement warrants to the extent and as described above and (iii) to support the Warrant Agreement Amendment.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2023 and December 31, 2022.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

In March 2023, the Company liquidated the U.S. “government securities” held in the Trust Account. The funds in the trust account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial business combination and liquidation. Prior to liquidating the U.S. “government securities”, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds were presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities were included in income (loss) from investments held in the Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the fair values for such assets and liabilities either because the short-term nature of the instruments or because the instrument is recognized at fair value (See Note 9).

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan - Related Party and Convertible Promissory Note

The Company has elected the fair value option to account for its working capital loan-related party with its Sponsor as defined and more fully described in Note 4, in addition to its Promissory Note with Infinite as described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party and convertible promissory note on the unaudited condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, accordingly, at March 31, 2023 and December 31, 2022, 7,135,509 and 22,233,687 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,083,711	$624,609	$4,013,550	$1,003,388

Denominator:
Basic and diluted weighted average common shares outstanding	18,543,021	5,558,422	22,233,687	5,558,422
Basic and diluted net income per common share	$0.11	$0.11	$0.18	$0.18

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4 - Related Party Transactions

Founder Shares

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units; thus, the initial stockholders forfeited 191,578 shares of Class B common stock accordingly. As of March 31, 2023 and December 31, 2022, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of a convertible promissory note that is due upon the completion of a Business Combination. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On July 20, 2022, the Company borrowed an additional $500,000 from the Sponsor and amended the convertible promissory note to increase the principal balance to $1.1 million. The Working Capital Loan does not bear any interest and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses. Due to the conversion feature within the Working Capital Loan, the estimated fair value of the Working Capital Loan was $1,082,597 and $1,094,749, as of March 31, 2023 and December 31, 2022, respectively (Note 9).

Administrative Service Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, to the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred approximately $45,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for each of the three months ended March 31, 2023 and 2022, within general and administrative expense - related party. As of March 31, 2023 and December 31, 2022, $15,000 reported in accounts payable with related party was outstanding in the accompanying condensed balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of March 31, 2023 and December 31, 2022, there was no such outstanding balance presented in the accompanying balance sheets, respectively.

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

On January 31, 2023, the engagement letter between the Company and the underwriter was amended to provide that in lieu of the fees under the original engagement letter and underwriting agreement, at the closing of the business combination with Falcon described in Note 1, the underwriter will be entitled to a fee $7,775,000 (inclusive of amounts owed as deferred underwriting commission from the Initial Public Offering and for acting as financial and capital markets advisor to the Company), an additional one-time discretionary fee of $1,000,000 under certain circumstances, and the right to receive a portion of the Seller Earnout Shares. A portion of the fees may be deferred until up to two years after the closing of the business combination with Falcon.

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

On March 1, 2023, the Company’s stockholders redeemed 15,098,178 shares of Class A shares of common stock for a total of $153,243,487. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2023, the Company recorded $1,532,435 of excise tax liability calculated as 1% of shares redeemed on March 1, 2023.

Stockholder Meeting, Amendments, Redemptions and Trust Deposits

On March 3, 2023, the Company held a special meeting of stockholders (the “Stockholder Meeting”), in which the Company’s stockholders voted on the following proposals at the Stockholder Meeting, each of which were approved.

●

Proposal 1. To approve and adopt an amendment to the Company’s Certificate of Incorporation (the “Extension Amendment”) to (i) change the date by which the Company must consummate a business combination from the Current Outside Date to the Extended Date, and (ii) to allow the Company, without another stockholder vote, by resolution of the Company’s board, to elect to further extend this date in one-month increments, up to four additional times (the “Extension Amendment Proposal”).

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

In connection with the Extension Amendment, 15,098,178 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.1498 per share, for an aggregate redemption amount of approximately $153.24 million. Following such redemptions, 7,135,509 shares of the Company’s Class A common stock remain outstanding.

Also, in connection with approval of the Extension Amendment and the extension of the date by which the Company must consummate a Business Combination to June 18, 2023, the Company caused $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions disclosed above, to be deposited in the Company’s Trust Account. Such funds were provided by Infinite Acquisitions LLLP pursuant to the Promissory Note as described below.

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

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

To fund the extension payment and other expenses, the Company and Infinite entered into an unsecured convertible promissory note (the “Promissory Note”) pursuant to which Infinite agreed to advance up to $2,000,000 to the Company, with any advances under the Promissory Note to be used by the Company to pay certain expenses of the Extension. The Promissory Note is non-interest bearing and repayable, in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Acquisition Merger and will be forgiven without payment if the A&R Merger Agreement is terminated. In connection with the Extension Amendment, Infinite deposited an aggregated of $1,250,000 into the Company’s operating account. As March 31, 2023 and December 31, 2022, the Promissory Note was outstanding in the amount of $1,250,000 and $0, respectively.

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,135,509 and 22,233,687 shares of Class A common stock issued and outstanding, which were all subject to redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds	$222,336,870
Less:
Fair value of Public Warrants at issuance	(7,670,620)
Offering costs allocated to Class A common stock subject to possible redemption	(12,331,812)
Plus:
Accretion of carrying value to redemption value	22,128,356
Class A common stock subject to possible redemption as of December 31, 2022	224,462,794
Less:
Redemptions	(153,242,918)
Plus:
Increase in redemption value of Class A common stock subject to possible redemption	2,305,194
Class A common stock subject to possible redemption as of March 31, 2023	$73,525,070

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 7,135,509 and 22,233,687 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets, respectively (See Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, 5,558,422 shares of Class B common stock were issued and outstanding, none subject to forfeiture.

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

Note 8 - Warrants

As of March 31, 2023 and December 31, 2022, there were 5,558,422 Public Warrants and 4,297,825 Private Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities - Public warrants	$2,556,870	$—	$—	$2,556,870
Derivative warrant liabilities - Private warrants	—	—	1,977,000	1,977,000
Working capital loan—related party	—	—	1,082,597	1,082,597
Convertible promissory note			1,013,295	1,013,295
Total fair value	$76,171,977	$—	$4,072,892	$80,244,869

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities (1)	$224,655,926	$—	$—	$224,655,926
Liabilities:
Derivative warrant liabilities - Public warrants	3,724,140	—	—	3,724,140
Derivative warrant liabilities - Private warrants	—	—	2,879,540	2,879,540
Working capital loan—related party			1,094,749	1,094,749
Total fair value	$228,380,066	$—	$3,974,289	$232,354,355

(1)	Includes $25 in cash as of December 31, 2022.

Transfers to/from Level 3 measurements are recognized at the beginning of the reporting period. The fair value measurement of the derivative warrant liabilities - Public warrants transferred from a Level 3 measurement to a Level 1 measurement as they became separately listed and traded in May 2021.

As of March 31, 2023 and December 31, 2022 Level 1 assets included investments in U.S. Treasury. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Derivative Warrant Liabilities

For periods where no observable traded price was available, the fair value of the Public Warrants and Private Placement Warrants were estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. As of March 31, 2023, the fair value of the Public Warrants was determined by their listed trading price and the fair value of Private Placement Warrants was estimated by employing a Black-Scholes Merton formula and a Monte Carlo simulation analysis.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the period ended March 31, 2023 and December 31, 2022, the Company recognized income of approximately $2.1 million and $5.4 million, respectively, from a decrease in the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

Inherent in the Monte Carlo simulations and Black-Scholes Merton model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. If factors or assumptions change, the estimated fair values could be materially different. The Company estimated the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. As of March 31, 2023, the Company estimated the volatility of its Private Warrants based on the implied volatility of the Company’s Public Warrants determined running simulations of the Public Warrant price. A significant increase or decrease in volatility alone could have a significant impact on the valuation. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	As of March 31,	As of December 31,
	2023	2022
Exercise price	$11.50	$11.50
Stock price	$10.21	$10.01
Option term (in years)	5.25	5.08
Volatility	26.40%	3.3%
Risk-free interest rate	3.60%	3.99%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2023 and 2022, is summarized as follows:

Derivative warrant liabilities at January 1, 2023 - Level 3	$2,879,540
Change in fair value of derivative warrant liabilities	(902,540)
Derivative warrant liabilities at March 31, 2023 - Level 3	$1,977,000

Derivative warrant liabilities at January 1, 2022 – Level 3	$3,825,060
Change in fair value of derivative warrant liabilities	(2,406,780)
Derivative warrant liabilities at March 31, 2022 - Level 3	$1,418,280

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan

The change in the fair value of the working capital loan-related party measured with Level 3 inputs for the three months ended March 31, 2023 is summarized as follows:

Fair value of working capital loans—related party, December 31, 2022	$1,094,749
Change in fair value of working capital loans - related party	(12,152)
Fair value of working capital loans—related party, March 31, 2023	$1,082,597

The estimated fair value of the Working Capital Loan was estimated utilizing a simulation model similar to the one employed in the Public and Private Placement Warrant valuation with Level 3 inputs.

For the period ended March 31, 2023, the Company recognized a gain of approximately $12,000 from a decrease in the fair value of working capital loans, presented as change in fair value of working capital loan on the accompanying unaudited condensed statements of operations.

The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Working Capital Loan as of their measurement dates:

	As of March 31,	As of December 31,
	2023	2022
Conversion price	$11.50	$11.50
Stock price	$10.21	$10.01
Maturity	0.25	0.08
Volatility	26.40%	3.30%
Risk-free interest rate	3.60%	3.99%
Straight debt yield	6.61%	5.80%

Promissory Note

The change in the fair value of the Promissory Note measured with Level 3 inputs for the three months ended March 31, 2023 is summarized as follows:

Fair value of convertible promissory note, December 31, 2022	$—
Issuance of Promissory Note	1,250,000
Change in fair value of convertible promissory note	(236,705)
Fair value of convertible promissory note, March 31, 2023	$1,013,295

For the period ended March 31, 2023, the Company recognized a gain of approximately $0.2 million from a decrease in the fair value of the Promissory Note, presented as change in fair value of convertible promissory note on the accompanying unaudited condensed statements of operations.

The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Promissory Note as of its measuring date:

As of March 31,
2023
Conversion price	$10.00
Stock price	$10.21
Maturity	0.25
Volatility	2.1%
Risk-free interest rate	4.85%
Probability of DeSPAC	80.00%
Straight debt yield	6.61%

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

Also, in connection with approval of the Extension Amendment and the extension of the date by which we must consummate a business combination to June 18, 2023, we caused $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions disclosed above, to be deposited in the Trust Account. Such funds were provided by Infinite pursuant to the Promissory Note.

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

We have entered into the Promissory Note with Infinite, whereby Infinite agreed to lend the Company up to $2.0 million for the sole purpose of paying the fees and expenses of the Company or the Sponsor incurred or committed to be incurred in furtherance of the Extension, which amount would be sufficient to fund up to approximately $1.5 million of the Company’s potential additional deposits into the trust account. The Promissory Note is non-interest bearing and repayable in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Business Combination and will be forgiven without payment if the Merger Agreement is terminated. Any additional deposits into the trust account beyond the amount covered under the Promissory Note are expected to be funded from the Company’s working capital account, which may be funded by working capital loans from our Sponsor, that would either be repaid upon consummation of a business combination or, at the Sponsor’s discretion, be converted into warrants of the post business combination entity at a price of $1.50 per warrant.

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

The Sponsor further agreed to forfeit 50% of its private placement warrants if SPAC Capital Received is less than $50 million and to amend the Warrant Agreement to provide that its private placement warrants are redeemable (subject to the concurrent redemption of other warrants) at a redemption price of $0.01 per warrant if the Reference Value (as defined below) is at least $18 per share (the “Warrant Agreement Amendment”). “Reference Value” means the last reported sales price of the shares of the Company’s Class A Common Stock for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

●

Extension: The Company agreed to take certain actions to extend the date by which it has to complete a Business Combination to October 18, 2023 (the “Extension”). Infinite  agreed to fund up to $2,000,000 of expenses related to the Extension pursuant to the Promissory Note, described in more detail above.

●	Termination: The Termination Date was extended from April 11, 2023 to September 30, 2023. The Company’s termination right if fails to deliver its audited financial statements by a specified date was eliminated. Termination rights in favor of the Company were added in the case where Infinite defaults under the Promissory Note or if Falcon’s enters into certain specified interim financing arrangements (the “Interim Financing Termination”). Mutual termination rights were added in the case where, following a cure period, the Company is not listed on an approved exchange or is in default of the listing requirements of the exchange it is listed on (the “Delisting Termination”) or if the closing condition related to the listing of Pubco shares on an approved exchange is not satisfied following the satisfaction of all other closing conditions (the “Pubco Listing Termination”).

Termination Fee: The Company will be entitled to a termination fee of $12,500,000 (minus 50% of any amounts funded by Infinite under the Promissory Note) at the time of termination if the A&R Merger Agreement is terminated for any reason specified in the Merger Agreement other than: (i) mutual agreement of Falcon’s and the Company; (ii) the Company’s breach of the Merger Agreement in a manner that causes the failure of a condition to Closing under the Merger Agreement (when Falcon’s is not also in breach); (iii) the consummation of either Merger is permanently enjoined or prohibited by the terms of a final, non-appealable Governmental Order or other Law if the final, non-appealable Governmental Order or other Law is generally applicable to all special purpose acquisition companies or primarily caused by any action or inaction of the Company; (iv) the Stockholder Approval is not obtained at the Special Meeting; (v) if the Company’s board changes its recommendation to stockholders or fails to recommend the Merger in the proxy statement; (vi) pursuant to the Delisting Termination; or (vii) failure to close by the Termination Date or two days after the Special Meeting (when the Falcon’s is not in breach). In addition, no termination fee will be payable at any time Falcon’s could terminate the Merger Agreement pursuant to the Delisting Termination or because of the Company’s breach of the Merger Agreement in a manner that causes the failure of a condition to Closing under the Merger Agreement. The termination fee will be reduced by 50% and payable at any time within 12 months of termination instead of at the time of termination if the Merger Agreement is terminated pursuant to the Interim Financing Termination or the Pubco Listing Termination, or is terminated at a time when the Company or Falcon’s could terminate the Merger Agreement pursuant to the Pubco Listing Termination.

●	Alternative Financing: The Company may enter into one or more agreements with any investor to effect certain Pre-Approved Financing Arrangements (as defined in the Merger Agreement) without any consent or approval required from Falcon’s.

The A&R Merger Agreement also makes certain technical and other changes to the Original Merger Agreement. The foregoing description of the A&R Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the A&R Merger Agreement. The A&R Merger Agreement contains representations, warranties, and covenants that the parties to the A&R Merger Agreement made to each other as of the date of the A&R Merger Agreement or other specific dates. The assertions embodied in those representations, warranties, and covenants were made for purposes of the contract among the parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the A&R Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the A&R Merger Agreement, which were made only for purposes of the A&R Merger Agreement and as of specific dates, were solely for the benefit of the parties to the A&R Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the A&R Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. In addition, the representations, warranties, covenants, and agreements and other terms of the A&R Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the A&R Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

On January 31, 2023, in connection with the Merger Agreement, our Sponsor, the Company, Falcon’s and Pubco entered into an Amended and Restated Sponsor Support Agreement whereby, among other things, our Sponsor agreed (i) to exchange its shares of the Company Class B Common Stock for shares of the Company’s Class A Common Stock in accordance with the Company’s amended and restated certificate of incorporation such that, prior to the Merger Effective Time, there shall cease to be outstanding any shares of the Company’s Class B Common Stock, (ii) to forfeit a portion of its founder shares and private placement warrants to the extent and as described above and (iii) to support the Warrant Agreement Amendment.

In addition, the Company and Infinite entered into the Promissory Note pursuant to which Infinite agreed to advance up to $2,000,000 to the Company, with any advances under the Promissory Note to be used by the Company to pay certain expenses of the Extension. The Promissory Note is non-interest bearing and repayable, in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Acquisition Merger and will be forgiven without payment if the Merger Agreement is terminated.

Additional information regarding Falcon’s and the Business Combination is available in the proxy statement/prospectus most recently filed by Pubco with the SEC on February 14, 2023.

Going Concern Consideration

As of March 31, 2023, we had approximately $675,000 in our operating bank account and a working capital deficit of approximately $3.7 million (not taking into account approximately $50,000 of tax liabilities that may be withdrawn from the Trust Account and excluding the working capital loan -related party).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 4). We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity through March 31, 2023 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of $600,000. In July 2022, we received another $500,000 under the Working Capital Loan from our Sponsor, for a total of $1.1 million of outstanding principal balance. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

In connection with our management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Our management intends to complete the proposed Business Combination with Falcon within the Combination Period. Our Sponsor continues to have cash on hand that could be available for loans to us. Our Sponsor has no obligation to provide further funding to us. Our management believes we could obtain additional funding from our Sponsor.

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

For the three months ended March 31, 2023, we had net income of approximately $2.7 million, which consisted of approximately $2.1 million of a non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $0.2 million of change in fair value of working capital loan and convertible promissory note and approximately $2.0 million in income from investments held in Trust Account, offset by approximately $1.1 million of general and administrative expenses, $45,000 of general and administrative expenses - related party, $50,250 for franchise tax expenses and approximately, and approximately $413,000 of income tax expenses.

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

Notwithstanding the foregoing, if the proposed business combination described above under “-Overview-Proposed Business Combination” is consummated, the underwriter will be entitled to a fee totaling totaling $7,775,000 (inclusive of amounts owed as deferred underwriting commission from the Initial Public Offering and for acting as financial and capital markets advisor to the Company), such amount being held in the Trust Fund until the consummation of such business combination, as well as an additional one-time discretionary fee of $1,000,000 under certain circumstances and the right to receive a portion of the Seller Earnout Shares. A portion of the fees may be deferred until up to two years after the closing of the business combination with Falcon.

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

Working Capital Loan - Related Party and Convertible Promissory Note

We have elected the fair value option to account for its working capital loan-related party with our Sponsor and convertible promissory note. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party and convertible promissory note on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

We account for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrant was estimated using a Monte Carlo simulation model each measurement date, and as of March 31, 2023, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 7,135,509 and 22,233,687 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,856,247 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. We have considered the effect of Class B shares of common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. As of March 31, 2023, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

Simultaneously with the closing of the Initial Public Offering, we completed the private placement (“Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million (see Note 4). We consummated a second closing of the private placement simultaneously with the closing of the Over-Allotment on March 26, 2021, for an additional 297,825 private placement warrants at a price of $1.50 per private placement warrant, generating proceeds of approximately $0.4 million.

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

Dated: May 15, 2023	FAST ACQUISITION CORP. II

	By:	/s/ Garrett Schreiber
	Name:	Garrett Schreiber
	Title:	Chief Financial Officer