Form 10-Q
period 2023-06-30
FAST Acquisition Corp. II
filed 2023-08-14
CIK 1839824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 7,135,509 shares of Class A common stock, par value $0.0001 per share, and 5,558,422 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

FAST ACQUISITION CORP. II

Form 10-Q

For the Quarter ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FAST ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$330,316	$552,048
Prepaid expenses	151,063	67,326
Total current assets	481,379	619,374
Cash and investments held in Trust Account	74,676,121	224,655,926
Total Assets	$75,157,500	$225,275,300

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$3,873,309	$2,594,048
Accrued expenses	125,000	125,000
Franchise tax payable	20,000	40,000
Income tax payable	156,599	53,582
Due to related party	30,000	15,000
Excise tax payable	1,532,435	—
Convertible promissory note, at fair value	1,166,445	—
Working capital loan - related party, at fair value	1,090,512	1,094,749
Total current liabilities	7,994,300	3,922,379
Derivative warrant liabilities	6,899,380	6,603,680
Deferred underwriting commissions in connection with the initial public offering	7,781,790	7,781,790
Total Liabilities	22,675,470	18,307,849

Commitments and Contingencies

Class A common stock. $0.0001 par value; 7,135,509 and 22,233,687 shares subject to possible redemption at redemption value of approximately $10.43 and $10.10 per share as of June 30, 2023 and December 31, 2022, respectively	74,439,485	224,462,794

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding, as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,558,422 shares issued and outstanding at June 30, 2023 and December 31, 2022	556	556
Additional paid-in capital	—	—
Accumulated deficit	(21,958,011)	(17,495,899)
Total stockholders’ deficit	(21,957,455)	(17,495,343)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$75,157,500	$225,275,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative costs	$721,714	$1,570,737	$1,842,005	$1,807,735
Administrative expenses - related party	45,000	45,000	90,000	90,000
Franchise tax expense	50,000	50,735	100,250	100,050
Loss from operations	(816,714)	(1,666,472)	(2,032,255)	(1,997,785)

Other income (loss):
Change in fair value of derivative warrant liabilities	(2,365,510)	2,069,810	(295,700)	7,478,140
Change in fair value of working capital loan	(7,915)	(10,648)	4,237	(10,648)
Change in fair value of convertible promissory note	96,850	—	333,555	—
Gain from investments held in Trust Account	841,015	337,020	2,859,548	276,941
Total other income, net	(1,435,560)	2,396,182	2,901,640	7,744,433

(Loss) income before provision for income taxes	(2,252,274)	729,710	869,385	5,746,648
Provision for income taxes	(166,114)	(13,077)	(579,453)	(13,077)
Net (loss) income	$(2,418,388)	$716,633	$289,932	$5,733,571

Weighted average shares outstanding of Class A common stock, basic and diluted	7,135,509	22,233,687	12,807,753	22,233,687
Basic and diluted net (loss) income per share, Class A common stock	$(0.19)	$0.03	$0.02	$0.21
Weighted average shares outstanding of Class B common stock, basic and diluted	5,558,422	5,558,422	5,558,422	5,558,422
Basic and diluted net (loss) income per share, Class B common stock	$(0.19)	$0.03	$0.02	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	5,558,422	$556	$—	$(17,495,899)	$(17,495,343)
Accretion of Class A common stock subject to possible redemption	—	—	—	(2,305,194)	(2,305,194)
Excise tax payable attributable to redemption of common stock	—	—	—	(1,532,435)	(1,532,435)
Net income	—	—	—	2,708,320	2,708,320
Balance - March 31, 2023 (Unaudited)	5,558,422	556	—	(18,625,208)	(18,624,652)
Accretion of Class A common stock subject to possible redemption	—	—	—	(914,415)	(914,415)
Net loss	—	—	—	(2,418,388)	(2,418,388)
Balance – June 30, 2023 (Unaudited)	5,558,422	$556	$—	$(21,958,011)	$(21,957,455)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	5,558,422	$556	$-	$(15,959,177)	$(15,958,621)
Net income	-	-	-	5,016,938	5,016,938
Balance - March 31, 2022 (Unaudited)	5,558,422	556	-	(10,942,239)	(10,941,683)
Net income	-	-	-	716,633	716,633
Balance - June 30, 2022 (Unaudited)	5,558,422	$556	-	$(10,225,606)	$(10,225,050)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$289,932	$5,733,571
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(2,859,548)	(276,941)
Change in fair value of derivative warrant liabilities	295,700	(7,478,140)
Change in fair value of working capital loans	(4,237)	10,648
Change in fair value of convertible promissory note	(333,555)	—
Changes in operating assets and liabilities:
Prepaid expenses	(83,737)	107,666
Accounts payable	1,279,261	1,165,239
Accrued expenses	—	(16,891)
Franchise tax payable	(20,000)	(179,950)
Income tax payable	103,017	13,077
Due to related party	15,000	(15,000)
Net cash used in operating activities	(1,318,167)	(936,721)

Cash Flows from Investing Activities:
Cash withdrawn for redemptions	153,242,918	—
Interest withdrawn for tax purposes	596,435	150,000
Contribution to Trust Account to fund Extension	(1,000,000)	—
Net cash provided by investing activities	152,839,353	150,000

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loan to related party	—	600,000
Proceeds from issuance of promissory note for Extension	1,500,000	—
Redemption of common stock	(153,242,918)	—
Net cash (used in) provided by financing activities	(151,742,918)	600,000

Net decrease in cash	(221,732)	(186,721)
Cash - beginning of the period	552,048	584,216
Cash - end of the period	$330,316	$397,495

Supplemental disclosure of noncash flow activities:
Excise tax payable	$1,532,435	$—

Supplemental disclosure of cash activities:
Income taxes paid	$566,435	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from December 30, 2020 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and since the Initial Public Offering, the search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $222.3 million ($10.00 per Unit) of the net proceeds were placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

In March 2023, the Company liquidated the U.S. “government securities” held in the Trust Account. The funds in the trust account are maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial business combination and liquidation.

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

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

In connection with the Extension Amendment, 15,098,178 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.1498 per share, for an aggregate redemption amount of approximately $153.24 million. Following such redemptions, 7,135,509 shares of the Company’s Class A common stock remained outstanding and approximately $72.42 million remained in the Company’s Trust Account as of such date before the deposit of funds by the Company as described in the following paragraph.

Also, in connection with the Extension Amendment and the extension of the date by which the Company must consummate a business combination to June 18, 2023, the Company caused $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions disclosed above, to be deposited in the Company’s Trust Account. Such funds were provided by Infinite Acquisitions LLLP pursuant to the Promissory Note as described in Note 5.

On June 9, 2023 and July 7, 2023, the board of directors, upon request of FAST Sponsor II LLC, elected to extend the date by which the Company must consummate an initial Business Combination (the “Termination Date”) from June 18, 2023 to July 18, 2023 and from July 18, 2023 to August 18, 2023, respectively. In connection with such one-month extensions of the Termination Date, as required by the Company’s Amended and Restated Certificate of Incorporation, as amended to date (the “Charter”), on June 12, 2023 and July 17, 2023 the Company deposited $500,000 ($250,000 per each one-month extension) into the Trust Account.

Pursuant to the Charter, the Company may, by resolution of the board of directors, if requested by the Sponsor, and upon two business days’ advance notice, extend the Termination Date in one-month increments up to two additional times, or a total of up to seven months after March 18, 2023, provided that the Company will deposit from its working capital account into the Trust Account, for each extension, an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $250,000, which the Company shall deposit into the Trust Account at the beginning of each month, for an aggregate deposit of up to $1.75 million (if all extensions are exercised).

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

If the Company is unable to complete a Business Combination by August 18, 2023 (taking into account the extension and, as such period may be extended by the Company’s stockholders or without another stockholder vote, by resolution of the Company’s board, in accordance with the amended Certificate of Incorporation, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of June 30, 2023, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $6.2 million (not taking into account approximately $0.2 million of tax liabilities that may be withdrawn from the Trust Account and excluding the working capital loan-related party).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4) and loan proceeds from the Sponsor of $100,000 under a promissory note (the “Note” as discussed in Note 4). The Company repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity through June 30, 2023 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan (as defined in Note 4). As of June 30, 2023, a total of $1.1 million of principal was outstanding under the Working Capital Loan. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. The Working Capital Loan does not bear any interest and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the proposed Business Combination with Falcon prior to the liquidation date, August 18, 2023, or such further date as determined by the Company’s board. The Sponsor continues to have cash on hand that could be available for loans to the Company. The Sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the Sponsor.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 18, 2023, or such further date as determined by the Company’s board. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Proposed Business Combination

On July 11, 2022, the Company (“SPAC” or “Acquiror”) entered into an agreement and plan of merger (as it may be amended and/or restated from time to time, the “Original Merger Agreement”) with Falcon’s Beyond Global, LLC, a Florida limited liability company (“Falcon”), Palm Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Falcon (“Pubco”), and Palm Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Merger Sub”). On January 31, 2023, SPAC, Falcon, Pubco and Merger Sub entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), which amended and restated the Original Merger Agreement in its entirety.

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

The Original Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) At the effective time of the SPAC Merger, (a) each SPAC Unit outstanding immediately prior to the effective time of the SPAC Merger will be automatically detached and the holder thereof will be deemed to hold one share of SPAC Class A Common Stock and one-quarter of a SPAC Warrant; (b) each current share of SPAC Class A Common Stock will be automatically exchanged for the right to receive (x) 0.5 shares of Pubco Class A Common Stock and 0.5 shares of the Series A Preferred Stock of Pubco (“Pubco Preferred Stock”) and (y) 50% of the Additional SPAC Share Consideration; (c) each share of SPAC Class A Common Stock converted from the SPAC Class B Common Stock of the Sponsor pursuant to the Class B Exchange (described below) will automatically be exchanged for one newly issued share of Pubco Class A Common Stock; and (d) each SPAC Warrant outstanding immediately prior to the SPAC Merger effective time will be assumed by Pubco.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

On June 25, 2023, Falcon, Pubco, Merger Sub, and SPAC, executed the first amendment to the A&R Merger Agreement, which (i) gave Falcon the right to, at least three (3) business days prior to the Acquisition Merger, elect to reclassify a number of Falcon Units issued and outstanding immediately prior to the effective time of the Acquisition Merger that is necessary to meet initial listing requirements into the right to receive the consideration for each such Falcon Unit in one share of Pubco’s Class A common stock, par value $0.0001 per share, in lieu of and not in addition to the same number of shares of Pubco’s non-economic Class B common stock, par value $0.0001 per share and limited liability company interests of Falcon, (ii) amended the Pubco EBITDA (as defined in the A&R Merger Agreement) earnout milestone for the fourth quarter of 2024 from $28,030,530 to an amount equal to $44,848,848 (which is Falcon’s projected annual Pubco EBITDA for 2024) minus the sum of the actual Pubco EBITDA generated in the first, second and third quarters of 2024, (iii) amended the Pubco Revenue (as defined in the A&R Merger Agreement) milestone for the fourth quarter of 2024 from $87,577,270 to an amount equal to $140,123,632 (which is Falcon’s projected annual Pubco Revenue for 2024) minus the sum of the actual Pubco Revenue generated in the first, second and third quarters of 2024, (iv) reduced the amount of Earnout Shares (as defined in the A&R Merger Agreement) corresponding to each of the Pubco Revenue for the fourth quarter of 2024 and Pubco EBITDA for the fourth quarter of 2024 earnouts from 2,500,000 to 1,250,000 and (v) revised the allocation of the Seller Earnout Shares (as defined in the A&R Merger Agreement) and Earnout Units (as defined in the A&R Merger Agreement) among the holders of the Falcon Units.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2023 and December 31, 2022.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Investments Held in Trust Account

In March 2023, the Company liquidated the U.S. “government securities” held in the Trust Account. The funds in the Trust Account are maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the initial business combination and liquidation. Prior to liquidating the U.S. “government securities”, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds were presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities were included in gain from investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

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

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the fair values for such assets and liabilities either because the short-term nature of the instruments or because the instrument is recognized at fair value (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

JUNE 30, 2023

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes Merton model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering and Over-Allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events, and accordingly, at June 30, 2023 and December 31, 2022, 7,135,509 and 22,233,687 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net (Loss) Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per share of common stock is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The calculation of diluted net (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 9,856,247 shares of common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B shares of common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriter. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(1,359,424)	$(1,058,964)	$573,306	$143,327	$202,186	$87,746	$4,586,857	$1,146,714

Denominator:
Basic and diluted weighted average common shares outstanding	7,135,509	5,558,422	22,233,687	5,558,422	12,807,753	5,558,422	22,233,687	5,558,422
Basic and diluted net (loss) income per common share	$(0.19)	$(0.19)	$0.03	$0.03	$0.02	$0.02	$0.21	$0.21

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

Each Unit consists of one share of Class A common stock, and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Note 4 - Related Party Transactions

Founder Shares

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units; thus, the initial stockholders forfeited 191,578 shares of Class B common stock accordingly. As of June 30, 2023 and December 31, 2022, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if (1) the last reported sales price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

JUNE 30, 2023

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

On May 4, 2022, the Sponsor provided a $600,000 Working Capital Loan to the Company in the form of a convertible promissory note that is due upon the completion of a Business Combination. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On July 20, 2022, the Company borrowed an additional $500,000 from the Sponsor and amended the convertible promissory note to increase the principal balance to $1.1 million. The Working Capital Loan does not bear any interest and will be repayable by the Company to the Sponsor, if not converted, on the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses. Due to the conversion feature within the Working Capital Loan, the estimated fair value of the Working Capital Loan was $1,090,512 and $1,094,749, as of June 30, 2023 and December 31, 2022, respectively (Note 9).

Administrative Service Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. The Company incurred approximately $45,000 and $90,000 in administrative expenses under the agreement, respectively, which are recognized in the accompanying unaudited condensed statements of operations for each of the three and six months ended June 30, 2023, within administrative expenses - related party. The Company incurred approximately $45,000 and $90,000 in administrative expenses under the agreement, respectively, which are recognized in the accompanying unaudited condensed statements of operations for each of the three and six months ended June 30, 2022, within administrative expenses - related party. As of June 30, 2023 and December 31, 2022, $30,000 and $15,000, respectively, reported in due to related party were outstanding in the accompanying condensed balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of June 30, 2023 and December 31, 2022, there was no such outstanding balance presented in the accompanying condensed balance sheets, respectively.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. On December 27, 2022, the Treasury Department and Internal Revenue Service issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions for a complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

On March 1, 2023, the Company’s stockholders redeemed 15,098,178 shares of Class A shares of common stock for a total of $153,242,918. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and concluded that it is probable that a contingent liability should be recorded. The Company recorded $1,532,435 of excise tax liability calculated as 1% of shares redeemed on March 1, 2023.

Stockholder Meeting, Amendments, Redemptions and Trust Deposits

On March 3, 2023, the Company held a special meeting of stockholders (the “Stockholder Meeting”), in which the Company’s stockholders voted on the following proposals at the Stockholder Meeting, each of which were approved.

●	Proposal 1. To approve and adopt an amendment to the Company’s Certificate of Incorporation (the “Extension Amendment”) to (i) change the date by which the Company must consummate a business combination from the Current Outside Date to the Extended Date, and (ii) to allow the Company, without another stockholder vote, by resolution of the Company’s board, to elect to further extend this date in one-month increments, up to four additional times (the “Extension Amendment Proposal”).

●	Proposal 2. To approve and adopt an amendment to the Company’s Certificate of Incorporation to provide for the right of a holder of SPAC Class B Common Stock of to convert into SPAC Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination at the election of the holder (the “Founder Share Amendment Proposal”).

●	Proposal 3. To approve and adopt an amendment to the Company’s Certificate of Incorporation to delete (i) the limitation that the Company shall not consummate a Business Combination if it would cause the Company’s net tangible assets to be less than $5,000,001; and (ii) the limitation that the Company shall not redeem public shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (the “Redemption Limitation Amendment Proposal”).

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

On June 9, 2023 and July 7, 2023, the board of directors, upon request of FAST Sponsor II LLC, elected to extend the Termination Date from June 18, 2023 to July 18, 2023 and from July 18, 2023 to August 18, 2023, respectively. In connection with such one-month extensions of the Termination Date, as required by the Charter, on June 12, 2023 and July 17, 2023 the Company deposited $500,000 ($250,000 per each one-month extension) into the Trust Account.

FAST ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Without approval of the Public Stockholders, the Company may, by resolution of the board of directors, if requested by the Sponsor, and upon 2 business days’ advance notice prior to the Extended Date or Additional Extended Date, as applicable, extend the Extended Date up to two additional times until October 18, 2023, or a total of up to seven months after the Current Outside Date, provided that we deposit into the Trust Account, for each such additional month, an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $250,000, which the Company shall deposit into the Trust Account at the beginning of each month (the “Monthly Deposit”), for an aggregate deposit of up to $1.75 million (if all additional extensions are exercised). For so long as the A&R Merger Agreement has not been terminated in accordance with its terms and the Business Combination has not been consummated, our Board will extend the Extended Date for the next calendar month.

To fund the extension payment and other expenses, the Company and Infinite entered into an unsecured convertible promissory note (the “Promissory Note”) pursuant to which Infinite agreed to advance up to $2,000,000 to the Company, with any advances under the Promissory Note to be used by the Company to pay certain expenses of the Extension. The Promissory Note is non-interest bearing and repayable, in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Acquisition Merger and will be forgiven without payment if the A&R Merger Agreement is terminated. In connection with the Extension Amendment, Infinite deposited an aggregate of $1,250,000 into the Company’s operating account. As of June 30, 2023 and December 31, 2022, the Promissory Note was outstanding in the amount of $1,500,000 and $0, respectively.

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,135,509 and 22,233,687 shares of Class A common stock issued and outstanding, which were all subject to redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds	$222,336,870
Less:
Fair value of Public Warrants at issuance	(7,670,620)
Offering costs allocated to Class A common stock subject to possible redemption	(12,331,812)
Plus:
Accretion of carrying value to redemption value	22,128,356
Class A common stock subject to possible redemption as of December 31, 2022	224,462,794
Less:
Redemptions	(153,242,918)
Plus:
Increase in redemption value of Class A common stock subject to possible redemption	3,219,609
Class A common stock subject to possible redemption as of June 30, 2023	$74,439,485

Note 7 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 7,135,509 and 22,233,687 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets, respectively (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, 5,558,422 shares of Class B common stock were issued and outstanding, none subject to forfeiture.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Note 8 - Warrants

As of June 30, 2023 and December 31, 2022, there were 5,558,422 Public Warrants and 4,297,825 Private Warrants outstanding. Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2023

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

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 9 - Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative warrant liabilities - Public warrants	$3,890,900	$—	$—	$3,890,900
Derivative warrant liabilities - Private warrants	—	—	3,008,480	3,008,480
Working capital loan—related party	—	—	1,090,512	1,090,512
Convertible promissory note	—	—	1,166,445	1,166,445
Total fair value	$3,890,900	$—	$5,265,437	$9,156,337

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities (1)	$224,655,926	$—	$—	$224,655,926
Liabilities:
Derivative warrant liabilities - Public warrants	3,724,140	—	—	3,724,140
Derivative warrant liabilities - Private warrants	—	—	2,879,540	2,879,540
Working capital loan—related party	—	—	1,094,749	1,094,749
Total fair value	$228,380,066	$—	$3,974,289	$232,354,355

(1)	Includes $25 in cash as of December 31, 2022.

Transfers to/from Level 3 measurements are recognized at the beginning of the reporting period. The fair value measurement of the derivative warrant liabilities - Public warrants transferred from a Level 3 measurement to a Level 1 measurement as they became separately listed and traded in May 2021.

As of June 30, 2023, there were no Level 1 assets. As of December 31, 2022, Level 1 assets included investments in U.S. Treasury Securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Derivative Warrant Liabilities

For periods where no observable traded price was available, the fair value of the Public Warrants and Private Placement Warrants were estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. As of June 30, 2023, the fair value of the Public Warrants was determined by their listed trading price and the fair value of Private Placement Warrants was estimated by employing a Black-Scholes Merton formula and a Monte Carlo simulation analysis.

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

For the six months ended June 30, 2023 and 2022, the Company recognized loss of approximately $0.3 million and income of approximately $7.5 million, respectively, from a change in fair value in the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

Inherent in the Monte Carlo simulations and Black-Scholes Merton model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. If factors or assumptions change, the estimated fair values could be materially different. The Company estimated the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. As of June 30, 2023, the Company estimated the volatility of its Private Warrants based on the implied volatility of the Company’s Public Warrants determined running simulations of the Public Warrant price. A significant increase or decrease in volatility alone could have a significant impact on the valuation. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	As of June 30,	As of December 31,
	2023	2022
Exercise price	$11.50	$11.50
Stock price	$10.41	$10.01
Option term (in years)	5.17	5.08
Volatility	26.4%	3.3%
Risk-free interest rate	4.13%	3.99%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2023 and 2022, is summarized as follows:

Derivative warrant liabilities at January 1, 2023 - Level 3	$2,879,540
Change in fair value of derivative warrant liabilities	(902,540)
Derivative warrant liabilities at March 31, 2023 - Level 3	$1,977,000
Change in fair value of derivative warrant liabilities	1,031,480
Derivative warrant liabilities at June 30, 2023 - Level 3	$3,008,480

Derivative warrant liabilities at January 1, 2022 - Level 3	$3,825,060
Change in fair value of derivative warrant liabilities	(2,406,780)
Derivative warrant liabilities at March 31, 2022 - Level 3	1,418,280
Change in fair value of derivative warrant liabilities	(902,540)
Derivative warrant liabilities at June 30, 2022 - Level 3	$515,740

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Working Capital Loan

The change in the fair value of the working capital loan-related party measured with Level 3 inputs for the three and six months ended June 30, 2023 is summarized as follows:

Fair value of working capital loans—related party, December 31, 2022	$1,094,749
Change in fair value of working capital loans - related party	(12,152)
Fair value of working capital loans—related party, March 31, 2023	1,082,597
Change in fair value of working capital loans - related party	7,915
Fair value of working capital loans—related party, June 30, 2023	$1,090,512

The estimated fair value of the Working Capital Loan was estimated utilizing a simulation model similar to the one employed in the Public and Private Placement Warrant valuation with Level 3 inputs.

For the six months ended June 30, 2023, the Company recognized a gain of approximately $4,000 from a decrease in the fair value of working capital loans, presented as change in fair value of working capital loan on the accompanying unaudited condensed statements of operations.

The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Working Capital Loan as of their measurement dates:

	As of June 30,	As of December 31,
	2023	2022
Exercise price	$11.50	$11.50
Stock price	$10.41	$10.01
Maturity	0.17	0.08
Volatility	6.5%	3.30%
Risk-free interest rate	4.13%	3.99%
Straight debt yield	6.90%	5.80%

Promissory Note

The change in the fair value of the Promissory Note measured with Level 3 inputs for the three and six months ended June 30, 2023 is summarized as follows:

Fair value of convertible promissory note, December 31, 2022	$—
Issuance of Promissory Note	1,250,000
Change in fair value of convertible promissory note	(236,705)
Fair value of convertible promissory note, March 31, 2023	$1,013,295
Issuance of Promissory note	250,000
Change in fair value of convertible promissory note	(96,850)
Fair value of convertible promissory note, June 30, 2023	$1,166,445

For the three months ended June 30, 2023, the Company recognized a gain of approximately $0.1 million from a decrease in the fair value of the Promissory Note, presented as change in fair value of convertible promissory note on the accompanying unaudited condensed statements of operations.

The following table provides the quantitative information regarding the inputs utilized for the fair value measurement of the Promissory Note as of its measuring date:

As of June 30,
2023
Conversion price	$10.00
Stock price	$10.41
Maturity	0.17
Volatility	6.5%
Risk-free interest rate	5.34%
Probability of DeSPAC	75.0%
Straight debt yield	8.4%

FAST ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the unaudited condensed financial statements.

Amendment to Merger Agreement

On July 7, 2023, Falcon, Pubco, Merger Sub and SPAC executed the second amendment to the A&R Merger Agreement, which:

●	eliminated Falcon’s termination right if the closing has not occurred on or before two days after the special meeting of SPAC’s shareholders to vote on the merger;
●

eliminated SPAC’s termination right if Falcon enters into certain specified interim financing arrangements unless (a) Falcon enters into such specified interim financing arrangements, (b) all other closing conditions have been satisfied and (c) the pro forma condensed combined financial information (which combines the historical financial information of SPAC and Falcon) that is included in the Form S-4 at the time of its effectiveness, taking into account such specified interim financing arrangements, does not reflect the consolidation of Falcon’s Creative Group, LLC, a Florida limited liability company and a subsidiary of Falcon, with Falcon (the “Revised Interim Financing Termination”);

●

clarified that SPAC will be entitled to a termination fee of $6,250,000 (minus 25% of any amounts funded by Infinite under the Promissory Note (as defined below)) (the “Reduced Termination Fee”), which amount is half of the regular termination fee of $12,500,000 (minus 50% of any amounts funded by Infinite under the Promissory Note) (the “Full Termination Fee”), if Falcon exercises its right to terminate if the closing condition related to the listing of Pubco shares on an approved exchange is not satisfied following the satisfaction of all other closing conditions (the “Pubco Listing Termination”) (in addition to if SPAC exercises the Pubco Listing Termination);

●

provides that the Full Termination Fee, rather than the Reduced Termination Fee, will be payable if the A&R Merger Agreement is terminated pursuant to the Revised Interim Financing Termination (unless it is terminated at a time when SPAC or Falcon could terminate the Merger Agreement pursuant to the Pubco Listing Termination); and

●	reflects the Promissory Note Amendment (described below) and revised the permitted uses by SPAC of amounts received pursuant to the Promissory Note to be $1,750,000 of additional deposits to the Trust Account and $500,000 for other expenses related to the Extension.

Amendment to Promissory Note

On July 7, 2023, SPAC and Infinite Acquisitions LLLP (“Infinite”) entered into an amendment (the “Promissory Note Amendment”) to that certain promissory note dated as of January 31, 2023 (as amended, the “Promissory Note”), which increased the amount Infinite agreed to advance to SPAC to be up to $2,250,000. As of the date of the Promissory Note Amendment, Infinite had already advanced $1,500,000 (out of $2,250,000) to SPAC under the Promissory Note. The Promissory Note is non-interest bearing and repayable, in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Acquisition Merger and will be forgiven without payment if the A&R Merger Agreement is terminated.

Extension to Termination Date

On July 7, 2023, the board of directors of SPAC, upon request of FAST Sponsor II LLC (the “Sponsor”), elected to extend the Termination Date from July 18, 2023 to August 18, 2023. In connection with such one month extension of the Termination Date, as required by the Charter, on July 17, 2023, SPAC deposited $250,000 into the Trust Account. Such funds were provided by Infinite pursuant to the Promissory Note.

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

Our sponsor is FAST Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 15, 2021. On March 18, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of $7.0 million in deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to 3,000,000 additional Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter exercised the over-allotment option in part and, on March 26, 2021, we consummated the sale of an additional 2,233,687 Private Placement Units at the Initial Public Offering price at $10.00 per Unit, generating additional gross proceeds of approximately $22.3 million (the “Over-Allotment”), and incurring additional offering costs of approximately $1.2 million, inclusive of approximately $0.8 million in deferred underwriting commissions.

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

If we are unable to complete a business combination August 18, 2023 (as such period may be further extended by our board of directors or our stockholders in accordance with the Certificate of Incorporation (as amended), the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On June 9, 2023 and July 7, 2023, our board of directors (“Board”), upon request of Sponsor, elected to extend the date by which we must consummate a business combination from June 18, 2023 to July 18, 2023 and from July 18, 2023 to August 18, 2023, respectively. In connection with such one-month extensions, on June 12, 2023 and July 17, 2023 we deposited $500,000 ($250,000 per each one-month extension) into the Trust Account. Such funds were provided by Infinite pursuant to the Promissory Note.

Without approval of our holders of our Public Shares, we may, by resolution of the Board, if requested by the Sponsor, and upon 2 business days’ advance notice prior to the Extended Date or Additional Extended Date, as applicable, extend the Extended Date up to two additional times until October 18, 2023, or a total of up to seven months after the Current Outside Date, provided that we deposit into the Trust Account, for each such additional month, an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $250,000, which the Company shall deposit into the trust account at the beginning of each month (the “Monthly Deposit”), for an aggregate deposit of up to $1.75 million (if all additional extensions are exercised). For so long as the A&R Merger Agreement has not been terminated in accordance with its terms and the Business Combination has not been consummated, our Board will extend the Extended Date for the next calendar month.

We have entered into the Promissory Note with Infinite, whereby Infinite agreed to lend the Company up to $2.25 million for the sole purpose of paying the fees and expenses of the Company or the Sponsor incurred or committed to be incurred in furtherance of the Extension, which amount would be sufficient to fund up to $1.75 million of the Company’s potential additional deposits into the Trust Account. The Promissory Note is non-interest bearing and repayable in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Business Combination and will be forgiven without payment if the A&R Merger Agreement is terminated. Any additional deposits into the trust account beyond the amount covered under the Promissory Note are expected to be funded from the Company’s working capital account, which may be funded by working capital loans from our Sponsor, that would either be repaid upon consummation of a business combination or, at the Sponsor’s discretion, be converted into warrants of the post business combination entity at a price of $1.50 per warrant.

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

On June 25, 2023, Falcon’s, Pubco, Merger Sub, and the Company, executed the first amendment to the A&R Merger Agreement, which (i) gave Falcon’s the right to, at least three (3) business days prior to the Acquisition Merger, elect to reclassify a number of the Falcon Units issued and outstanding immediately prior to the effective time of the Acquisition Merger that is necessary to meet initial listing requirements into the right to receive the consideration for each such Falcon Unit in one share of Pubco’s Class A common stock, par value $0.0001 per share, in lieu of and not in addition to the same number of shares of Pubco’s non-economic Class B common stock, par value $0.0001 per share and limited liability company interests of Falcon’s, (ii) amended the Pubco EBITDA (as defined in the A&R Merger Agreement) earnout milestone for the fourth quarter of 2024 from $28,030,530 to an amount equal to $44,848,848 (which is Falcon’s projected annual Pubco EBITDA for 2024) minus the sum of the actual Pubco EBITDA generated in the first, second and third quarters of 2024, (iii) amended the Pubco Revenue (as defined in the A&R Merger Agreement) milestone for the fourth quarter of 2024 from $87,577,270 to an amount equal to $140,123,632 (which is Falcon’s projected annual Pubco Revenue for 2024) minus the sum of the actual Pubco Revenue generated in the first, second and third quarters of 2024, (iv) reduced the amount of Earnout Shares (as defined in the A&R Merger Agreement) corresponding to each of the Pubco Revenue for the fourth quarter of 2024 and Pubco EBITDA for the fourth quarter of 2024 earnouts from 2,500,000 to 1,250,000 and (v) revised the allocation of the Seller Earnout Shares (as defined in the A&R Merger Agreement) and Earnout Units (as defined in the A&R Merger Agreement) among the holders of the Falcon Units.

On July 7, 2023, Falcon’s, Pubco, Merger Sub, and the Company, executed the second amendment to the A&R Merger Agreement, which:

●	eliminated Falcon’s termination right if the closing has not occurred on or before two days after the special meeting of SPAC’s shareholders to vote on the merger;

●	eliminated the Company’s termination right if Falcon’s enters into certain specified interim financing arrangements unless (a) Falcon’s enters into such specified interim financing arrangements, (b) all other closing conditions have been satisfied and (c) the pro forma condensed combined financial information (which combines the historical financial information of the Company and Falcon’s) that is included in the Form S-4 at the time of its effectiveness, taking into account such specified interim financing arrangements, does not reflect the consolidation of Falcon’s Creative Group, LLC, a Florida limited liability company and a subsidiary of Falcon’s, with Falcon’s (the “Revised Interim Financing Termination”);

●	clarified that the Company will be entitled to a termination fee of $6,250,000 (minus 25% of any amounts funded by Infinite under the Promissory Note (as defined below)) (the “Reduced Termination Fee”), which amount is half of the regular termination fee of $12,500,000 (minus 50% of any amounts funded by Infinite under the Promissory Note) (the “Full Termination Fee”), if Falcon’s exercises its right to terminate if the closing condition related to the listing of Pubco shares on an approved exchange is not satisfied following the satisfaction of all other closing conditions (the “Pubco Listing Termination”) (in addition to if the Company exercises the Pubco Listing Termination);

●	provides that the Full Termination Fee, rather than the Reduced Termination Fee, will be payable if the A&R Merger Agreement is terminated pursuant to the Revised Interim Financing Termination (unless it is terminated at a time when the Company or Falcon’s could terminate the A&R Merger Agreement pursuant to the Pubco Listing Termination); and

●	reflects the Promissory Note Amendment (described below) and revised the permitted uses by the Company of amounts received pursuant to the Promissory Note to be $1,750,000 of additional deposits to the Trust Account and $500,000 for other expenses related to the Extension.

Amendment to Promissory Note

On July 7, 2023, the Company and Infinite Acquisitions LLLP (“Infinite”) entered into an amendment (the “Promissory Note Amendment”) to that certain promissory note dated as of January 31, 2023 (as amended, the “Promissory Note”), which increased the amount Infinite agreed to advance to the Company to be up to $2,250,000. As of the date of the Promissory Note Amendment, Infinite had already advanced $1,500,000 (out of $2,250,000) to the Company under the Promissory Note. The Promissory Note is non-interest bearing and repayable, in cash, or, at Pubco’s option, in shares of Pubco Class A Common Stock at a conversion price of $10.00 per share, at the effective time of the Acquisition Merger and will be forgiven without payment if the A&R Merger Agreement is terminated.

Additional information regarding Falcon’s and the Business Combination is available in the proxy statement/prospectus most recently filed by Pubco with the SEC on August 14, 2023.

Liquidity and Going Concern Consideration

As of June 30, 2023, we had approximately $330,000 in our operating bank account and a working capital deficit of approximately $6.4 million (not taking into account approximately $20,000 of tax liabilities that may be withdrawn from the Trust Account and excluding the working capital loan -related party).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $100,000 under the Note (as defined in Note 4). We repaid the Note in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity through June 30, 2023 has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the proceeds from the Working Capital Loan of $600,000. In July 2022, we received another $500,000 under the Working Capital Loan from our Sponsor, for a total of $1.1 million of outstanding principal balance. At any time on or prior to the consummation of the Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 18, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

For the three months ended June 30, 2023, we had net loss of approximately $2.4 million, which consisted of approximately $1.4 million of a non-operating loss resulting primarily from approximately $2.4 million of change in fair value of derivative warrant liabilities and working capital loan, $0.7 million of general and administrative expenses, $0.9 of general and administrative expenses - related party, $50,000 for franchise tax expenses and approximately $166,000 of income tax expenses, offset by approximately $97,000 of change in fair value of convertible promissory note and approximately $0.9 million in income from investments held in Trust Account.

For the six months ended June 30, 2023, we had net income of approximately $0.3 million, which consisted of approximately $0.3 million of change in fair value of working capital loan and convertible promissory note and approximately $2.9 million in income from investments held in Trust Account, offset by approximately $0.3 million of a non-operating loss resulting from the change in fair value of derivative warrant liabilities, approximately $1.8 million of general and administrative expenses, $0.1 million of administrative expenses - related party, $0.1 million of franchise tax expenses, and approximately $0.6 million of income tax expenses.

On March 10, 2023, 15,098,178 shares of the Company’s issued and outstanding Class A common stock were redeemed for cash at a redemption price of approximately $10.1498 per share, for an aggregate redemption amount of approximately $153.24 million. Following such redemptions, 7,135,509 shares of the Company’s Class A common stock remain outstanding and approximately $72.42 million remained in the Company’s Trust Account before the deposit of funds by the Company in the amount of $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions. On June 9, 2023, our Board, upon request of Sponsor, elected to extend the date by which we must consummate a business combination from June 18, 2023 to July 18, 2023. In connection with such one-month extension, on June 12, 2023 we deposited $250,000 into the Trust Account. Such funds were provided by Infinite pursuant to the Promissory Note.

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

Notwithstanding the foregoing, if the proposed business combination described above under “-Overview-Proposed Business Combination” is consummated, the underwriter will be entitled to a fee totaling $7,775,000 (inclusive of amounts owed as deferred underwriting commission from the Initial Public Offering and for acting as financial and capital markets advisor to the Company), such amount being held in the Trust Account until the consummation of such business combination, as well as an additional one-time discretionary fee of $1,000,000 under certain circumstances and the right to receive a portion of the Seller Earnout Shares. A portion of the fees may be deferred until up to two years after the closing of the business combination with Falcon’s.

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

Promissory Note with Infinite Acquisitions LLLP

On March 10, 2023, the Company caused $750,000, or approximately $0.1051 per share of the Company’s Class A common stock outstanding after giving effect to the redemptions disclosed above under “—Overview—Charter Amendments and Redemptions”, to be deposited in the Company’s Trust Account. Such funds were provided by Infinite Acquisitions LLLP pursuant to the Promissory Note described above. In connection with the Extension Amendment, Infinite deposited an aggregate of $1,250,000 into the Company’s operating account to be used for $500,000 of expenses related to the Extension and the $750,000 deposit to the Trust Account described above. In each of June and July 2023, Infinite deposited $250,000 into the Company’s operating account to be used for additional deposits in the Company’s Trust Account. As June 30, 2023 and December 31, 2022, the Promissory Note was outstanding in the amount of $1,500,000 and $0, respectively.

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

We account for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrant was estimated using a Monte Carlo simulation model each measurement date, and as of June 30, 2023, a Black-Scholes Merton model and Monte Carlo Simulation analysis has been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 7,135,509 and 22,233,687 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On January 6, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 26, 2021, the underwriter exercised the option to purchase 2,233,687 additional units, for a total of 22,233,687 Units and forfeited 191,578 shares of Class B common stock. As of June 30, 2023, there were 5,558,422 shares of Class B common stock outstanding, none subject to forfeiture.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Amendment No 1, dated June 25, 2023 to Amended and Restated Agreement and Plan of Merger, dated January 31, 2023, by and among FAST Acquisition Corp. II, Falcon’s Beyond Global, LLC, Falcon’s Beyond Global, Inc. and Palm Merger Sub, LLC (incorporated herein by reference to Exhibit 2.2 to Falcon’s Beyond Global, Inc.’s registration statement on Form S-4/A filed by Falcon’s Beyond Global, Inc. on June 29, 2023).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officers (Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2023	FAST ACQUISITION CORP. II

	By:	/s/ Garrett Schreiber
	Name:	Garrett Schreiber
	Title:	Chief Financial Officer